Form 10-Q
period 2018-09-30
Graf Industrial Corp.
filed 2018-11-29
CIK 1745317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

GRAF INDUSTRIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-38703	83-1138508
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

118 Vintage Park Blvd., Suite W-222 Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 515-3517

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 29, 2018, 30,470,640 shares of common stock, par value $0.0001 per share were issued and outstanding.

GRAF INDUSTRIAL CORP.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2018 (Unaudited)	3

	Condensed Statements of Operations for the three months ended September 30, 2018 and for the period from June 26, 2018 (inception) through September 30, 2018 (Unaudited)	4

	Statement of Changes in Stockholder’s Equity for the period from June 26, 2018 (inception) through September 30, 2018 (Unaudited)	5

	Condensed Statements of Cash Flows for the period from June 26, 2018 (inception) through September 30, 2018 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAF INDUSTRIAL CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2018

(UNAUDITED)

Assets:
Current asset - Cash	$19,281
Deferred offering costs	230,331
Total Assets	$249,612

Liabilities and Stockholder's Equity:
Current liabilities:
Accounts payable	$3,044
Accrued expenses	103,500
Note payable and advance - related parties	130,100
Total current liabilities	236,644

Stockholder's Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647
Additional paid-in capital	24,353
Accumulated deficit	(12,032)
Total stockholder's equity	12,968
Total Liabilities and Stockholder's Equity	$249,612

(1)	Includes 374,622 founder shares that were forfeited by the Sponsor upon receiving notice of partial exercise of the over-allotment option by the underwriters on October 25, 2018.

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For The Period From
	For the Three Months Ended	June 26, 2018 (inception)
	September 30, 2018	through September 30, 2018
Formation and operating costs	$3,214	$12,032
Net loss	$(3,214)	$(12,032)

Weighted average shares outstanding, basic and diluted (1)	6,094,128	6,094,128
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)	Excludes 374,622 founder shares that were forfeited by the Sponsor upon receiving notice of partial exercise of the over-allotment option by the underwriters on October 25, 2018.

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM JUNE 26, 2018 (INCEPTION) Through SEPTEMBER 30, 2018

(UNAUDITED)

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - June 26, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	(12,032)	(12,032)
Balance - September 30, 2018 (unaudited)	6,468,750	$647	$24,353	$(12,032)	$12,968

(1)	Includes 374,622 founder shares that were forfeited by the Sponsor upon receiving notice of partial exercise of the over-allotment option by the underwriters on October 25, 2018.

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 26, 2018 (INCEPTION) ThrOugh SEPTEMBER 30, 2018

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(12,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor in exchange for issuance of common stock	8,500
Changes in operating assets and liabilities:
Accounts payable	2,177
Net cash used in operating activities	(1,355)

Cash Flows from Financing Activities:
Proceeds from note payable from related parties	130,100
Payment of offering costs	(109,464)
Net cash provided by financing activities	20,636

Net change in cash	19,281

Cash - beginning of the period	-
Cash - end of the period	$19,281

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$16,500
Deferred offering costs included in accounts payable	$867
Deferred offering costs included in accrued expenses	$103,500

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Organization and Business Operations

Graf Industrial Corp. (the “Company”) is a blank check company incorporated in Delaware on June 26, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2018, the Company had not commenced any operations. All activity for the period from June 26, 2018 (inception) through September 30, 2018 relates to the Company’s formation and preparation for the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on October 15, 2018. On October 18, 2018, the Company consummated the Initial Public Offering of 22,500,000 units (the "Units" and, with respect to the shares of common stock included in the Units offered, the "Public Shares"), generating gross proceeds of $225 million, and incurred underwriting commissions of $4.5 million. On October 25, 2018, the Company consummated the closing of the sale of 1,876,512 additional Units upon receiving notice of the underwriters' election to partially exercise their overallotment option (the "Over-allotment"), generating additional gross proceeds of approximately $18.8 million, and incurred additional underwriting commissions of $375,302 (Note 3).

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, the Company consummated the private placement (“Private Placement”) of 14,150,605 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, with the Sponsor, generating gross proceeds of approximately $7.08 million (Note 4).

Upon the closing of the Initial Public Offering, the Over-allotment and the Private Placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The proceeds held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of its Initial Public Offering or to provide for redemption in connection with a Business Combination and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete a Business Combination within 18 months from the closing of its Initial Public Offering, subject to applicable law.

Upon the closing of the Initial Public Offering, the Private Placement and the Over-allotment, the Company had approximately $1.99 million in cash held outside of the Trust Account. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. New York Stock Exchange ("NYSE") rules require that the initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Sponsor and the Company’s officers and directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or to provide for redemption in connection with a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (by April 18, 2020) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Sponsor and the Company's officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the officers, directors, the Sponsor or any of its members or their affiliates acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. Pursuant to the terms of the business combination marketing agreement (see Note 6), no fee will be payable if the Company does not complete a Business Combination. In the event that the Company does not complete a Business Combination and subsequently liquidates, the amount of such fee will be included with the funds held in the trust account that will be available to fund the redemption of Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to indemnify the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from June 26, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on October 16, 2018, the audited balance sheet included in the Form 8-K filed by the Company with the SEC on October 24, 2018, and with the pro forma balance sheet included in the Form 8-K filed by the Company with the SEC on October 31, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal and accounting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2018.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 374,622 shares of common stock that were forfeited by the Sponsor upon receiving notice of partial exercise of the over-allotment option by the underwriters on October 25, 2018. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from June 26, 2018 (inception) to September 30, 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

The Company sold an aggregate of 24,376,512 Units, including 1,876,512 Units upon the underwriters’ election to partially exercise their overallotment option, at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per whole share, provided that if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering, each Public Warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per whole share, subject to adjustment in either case (see Note 7). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to this potential adjustment to the settlement amount (see the audited balance sheet included in the Form 8-K filed by the Company with the SEC on October 24, 2018).

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsor purchased an aggregate of 14,150,605 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of approximately $7.08 million. Each Private Placement Warrant has the same terms as the Public Warrants. A portion of the net proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. The Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants until the date that is 30 days after the completion of a Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On June 26, 2018, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On September 13, 2018, the Sponsor returned to the Company, at no cost, 2,156,250 shares of common stock, which the Company cancelled, resulting in the Sponsor holding 6,468,750 Founder Shares. On October 9, 2018, the Sponsor transferred 25,000 Founder Shares at the same per-share price paid by the Sponsor to each of Keith Abell and Sabrina McKee, two of the Company’s directors (then director-nominees), resulting in the Sponsor holding 6,418,750 Founder Shares.

The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 25, 2018, the underwriters partially exercise their over-allotment option; thus, an aggregate of 374,622 Founder Shares were forfeited.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

As of September 30, 2018, the Sponsor had loaned the Company an aggregate of $130,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”) and James A. Graf had advanced the Company $100 in connection with the initial establishment of a bank account. The Promissory Note and the advance from James A. Graf were non-interest bearing. The Company repaid the Promissory Note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering) per warrant. As of September 30, 2018, there were no Working Capital Loans under this arrangement.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Administrative Support Agreement

The Company agreed commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse an affiliate of its Sponsor up to $5,000 per month for office space, utilities and secretarial and administrative support on an at-cost basis to the extent such office space, utilities and support is not contracted with the Company directly.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 3,375,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised this option on October 25, 2018 to purchase 1,876,512 additional Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or approximately $4.88 million in the aggregate, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. The Company will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in the Company’s discretion, be allocated by the Company to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring the Company to register such shares for resale. The Company has agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use the Company’s best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At September 30, 2018, there were 6,468,750 shares of common stock issued or outstanding, of which an aggregate of up to 843,750 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 25, 2018, the underwriters partially exercised their over-allotment option; thus, an aggregate of 374,622 shares of common stock were forfeited.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption; and

•	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders.

•	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. The Private Placement Warrants will be redeemable by the Company on the same basis as the Public Warrants.

GRAF INDUSTRIAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Graf Industrial Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on June 26, 2018 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. Our sponsor is Graf Acquisition LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for the initial public offering (the "Initial Public Offering") was declared effective on October 15, 2018. On October 18, 2018, we consummated the Initial Public Offering of 22,500,000 units (the "Units" and, with respect to the shares of common stock included in the Units offered, the "Public Shares"), generating gross proceeds of $225 million and incurred underwriting commissions of $4.5 million. On October 25, 2018, we consummated the closing of the sale of 1,876,512 additional Units upon receiving notice of the underwriters' election to partially exercise their overallotment option (the "Over-allotment"), generating additional gross proceeds of approximately $18.8 million, and incurring $375,302 in underwriting commissions.

Simultaneously with the closing of the Initial Public Offering and the Over-allotment,we consummated the private placement (“Private Placement”) of 14,150,605 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, with our Sponsor, Graf Acquisition LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of approximately $7.08 million.

Upon the closing of the Initial Public Offering, the Over-allotment and the Private Placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The proceeds held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) to modify the substance or timing of our obligation to redeem 100% of its Public Shares if we do not complete a Business Combination within 18 months from the closing of its Initial Public Offering or to provide for redemption in connection with a Business Combination and (iii) the redemption of our Public Shares if the Company is unable to complete a Business Combination within 18 months from the closing of its Initial Public Offering, subject to applicable law.

In order to protect the amounts held in the Trust Account, our Sponsor had agreed to be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of ours. Therefore, we cannot assure that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-Allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2018 related to our formation, commencement of the Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had a net loss of approximately $3,000, which consists solely of formation and operating costs.

For the period from June 26, 2018 (inception) through September 30, 2018, we had a net loss of approximately $12,000, which consists solely of formation and operating costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2018, we had approximately $19,000 in our operating bank account and working capital deficit of approximately $217,000.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor, and $130,100 in loans and advances from our Sponsor and officer. We repaid the Promissory Note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2018, there were no Working Capital Loans under this arrangement.

Related Party Transactions

Founder Shares

On June 26, 2018, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of our common stock for an aggregate price of $25,000. On September 13, 2018, the Sponsor returned to us, at no cost, 2,156,250 shares of common stock, which we cancelled, resulting in the Sponsor holding 6,468,750 Founder Shares. On October 9, 2018, the Sponsor transferred 25,000 Founder Shares at the same per-share price paid by the Sponsor to each of Keith Abell and Sabrina McKee, two of our directors (then director-nominees), resulting in the Sponsor holding 6,418,750 Founder Shares.

The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering. On October 25, 2018, the underwriters partially exercise their over-allotment option; thus, an aggregate of 374,622 Founder Shares were forfeited.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, we consummated the Private Placement of 14,150,605 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, with the Sponsor generating gross proceeds of approximately $7.08 million. The Private Placement Warrants have the same terms as the warrants sold as components of the Units in the Initial Public Offering. Each Private Placement Warrant is exercisable for one-half of one share of common stock at a price of $11.50 per whole share, provided that if we have not consummated a Business Combination within 15 months from the closing of the Initial Public Offering, each Private Placement Warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per whole share, subject to adjustment in either case. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Related Party Loans

As of September 30, 2018, the Sponsor had loaned us an aggregate of $130,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”) and James A. Graf had advanced us $100 in connection with the initial establishment of a bank account. The Promissory Note and the advance from James A. Graf were non-interest bearing. We repaid the Promissory Note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering) per warrant. As of September 30, 2018, there were no Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and its liquidation, to reimburse an affiliate of its Sponsor up to $5,000 per month for office space, utilities and secretarial and administrative support on an at-cost basis to the extent such office space, utilities and support is not contracted with us directly.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering, requiring us to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 3,375,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised this option on October 25, 2018 to purchase 1,876,512 additional Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or approximately $4.88 million in the aggregate, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

We have engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. We will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in our discretion, be allocated by us to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring us to register such shares for resale. We have agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use our best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete a Business Combination.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate our first presentation of changes in stockholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 16, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 26, 2018, our Sponsor purchased an aggregate of 8,625,000 Founder Shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share. On September 13, 2018, our Sponsor returned to us, at no cost, 2,156,250 shares of common stock, which we cancelled, resulting in our Sponsor holding 6,468,750 Founder Shares. On October 9, 2018, our Sponsor transferred 25,000 founder shares at the same per-share price paid by our Sponsor to each of Keith Abell and Sabrina McKee, two of our directors (then-director nominees), resulting in our Sponsor holding 6,418,750 Founder Shares. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of our Sponsor and directors is an accredited investor for purposes of Rule 501 of Regulation D.

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, we consummated the Private Placement of 14,150,605 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, with the Sponsor generating gross proceeds of approximately $7.08 million. The Private Placement Warrants have the same terms as the warrants sold as components of the Units in the Initial Public Offering. Each Private Placement Warrant is exercisable for one-half of one share of common stock at a price of $11.50 per whole share, provided that if we have not consummated a Business Combination within 15 months from the closing of the Initial Public Offering, each Private Placement Warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per whole share, subject to adjustment in either case. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Use of Proceeds

On October 18, 2018, we consummated the Initial Public Offering of 22,500,000 Units, generating gross proceeds of $225 million. On October 25, 2018, we consummated the sale of 1,876,512 additional Units upon receiving notice of the underwriters’ election to partially exercise the Over-allotment, generating additional gross proceeds of approximately $18.8 million. Following the closing of the Initial Public Offering and the Private Placement, approximately $243.8 million was placed in the Trust Account.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-227396), dated October 15, 2018, which was declared effective by the SEC on October 15, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of November, 2018.

GRAF INDUSTRIAL CORP.

By:	/s/ James A. Graf
Name: James A. Graf
Title: Chief Executive Officer and Director