Form 10-Q
period 2019-03-31
Graf Industrial Corp.
filed 2019-05-15
CIK 1745317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	GRAF.U	The New York Stock Exchange
Common stock, par value $0.0001 per share	GRAF	The New York Stock Exchange
Warrants, each warrant exercisable for one-half of one share of common stock, each at an exercise price of $11.50 per share	GRAF WS	The New York Stock Exchange

As of May 15, 2019, 30,470,640 shares of common stock, par value $0.0001 per share were issued and outstanding.

GRAF INDUSTRIAL CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAF INDUSTRIAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,174,616	$1,440,897
Prepaid expenses	129,752	101,363
Total current assets	1,304,368	1,542,260
Investments held in Trust Account	246,312,667	244,890,301
Total Assets	$247,617,035	$246,432,561

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$134,309	$110,177
Accrued expenses	10,000	100,000
Franchise tax payable	50,000	103,013
Income tax payable	507,027	214,655
Warrant liability	17,937,987	15,136,749
Total current liabilities	18,639,323	15,664,594

Commitments and Contingencies
Common stock, $0.0001 par value; 22,397,771 and 22,576,796 shares subject to possible redemption (at $10.00 per share) at March 31, 2019 and December 31, 2018, respectively	223,977,710	225,767,960

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 8,072,869 and 7,893,844 shares issued and outstanding (excluding 22,397,771 and 22,576,796 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	807	789
Additional paid-in capital	2,698,080	923,412
Retained earnings	2,301,115	4,075,806
Total stockholders' equity	5,000,002	5,000,007
Total Liabilities and Stockholders' Equity	$247,617,035	$246,432,561

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended
March 31, 2019

Operating expenses:
General and administrative costs	$103,447
Loss from operations	(103,447)

Other incomes:
Investment income on Trust Account	1,422,366
Change in fair value of warrant liability	(2,801,238)
Total other incomes	(1,378,872)

Income before income tax expense	(1,482,319)
Income tax expense	(292,372)
Net loss	$(1,774,691)

Weighted average shares outstanding of Public Shares	24,376,512
Basic and diluted net income per share, Public Shares	$0.05
Weighted average shares outstanding of Founder Shares	6,094,128
Basic and diluted net loss per share, Founder Shares	$(0.48)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2019
				Retained Earnings	Total
	Common Stock		Additional Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	7,893,844	$789	$923,412	$4,075,806	$5,000,007
Additional offering costs	-	-	(15,564)	-	(15,564)
Shares subject to possible redemption	179,025	18	1,790,232	-	1,790,250
Net loss	-	-	-	(1,774,691)	(1,774,691)
Balance - March 31, 2019 (unaudited)	8,072,869	$807	$2,698,080	$2,301,115	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended
March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(1,774,691)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,422,366)
Change in fair value of warrant liability	2,801,238
Changes in operating assets and liabilities:
Prepaid expenses	(28,389)
Accounts payable	24,132
Accrued expenses	(5,000)
Franchise tax payable	(53,013)
Income tax payable	292,372
Net cash used in operating activities	(165,717)

Cash Flows from Financing Activities:
Payment of offering costs	(100,564)
Net cash provided by financing activities	(100,564)

Net change in cash	(266,281)

Cash - beginning of the period	1,440,897
Cash - end of the period	$1,174,616

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(1,790,250)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2019, the Company had not commenced any operations. All activity up to March 31, 2019 relates to the Company’s formation and preparation for the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, the Over-allotment and the Private Placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The proceeds held in the Trust Account was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Second Amended and Restated Certificate of Incorporation”) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of its Initial Public Offering or to provide for redemption in connection with a Business Combination and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete a Business Combination within 18 months from the closing of its Initial Public Offering, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. New York Stock Exchange (“NYSE”) rules require that the initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of March 31, 2019, the Company had approximately $1.2 million outside of the Trust Account, approximately $2.6 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $603,000.

Through March 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $130,100 in loans and advances from the Sponsor and officer, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loans and the advances to the Sponsor and officer in full on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined in Note 5) to the Company. As of March 31, 2019, there were no Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 18, 2020.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2019.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of expenses during the period.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 24,376,512 Public Shares may be redeemed under certain circumstances. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, the Second Amended and Restated Certificate of Incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2019 and December 31, 2018, 22,397,771 and 22,576,796 Public Shares were classified outside of permanent equity, respectively.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 19,263,559 shares of the Company’s common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Share is calculated by dividing the interest income earned on the Trust Account of approximately $1.4 million, net of applicable taxes and funds available to be withdrawn from the Trust Account, resulting in a total of approximately $1.2 million, by the weighted average number of Public Shares outstanding for the period. Net income per share, basic and diluted for Founder Shares (as defined in Note 5) is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $70,000 and $38,000, respectively, which has a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019, the Company recorded income tax expense of approximately $292,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2019 was approximately 20.9% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 25, 2018, the underwriters partially exercised their over-allotment option; thus, an aggregate of 374,622 Founder Shares was forfeited.

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

Related Party Loans

During the period from June 26, 2018 (inception) through December 31, 2018, the Sponsor had loaned the Company an aggregate of  $130,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”) and James A. Graf had advanced the Company $100 in connection with the initial establishment of a bank account. The Promissory Note and the advance from James A. Graf were non-interest bearing. The Company repaid the Promissory Note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of  $0.50 (or $0.75 if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering) per warrant. As of March 31, 2019, there were no Working Capital Loans.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recorded and paid approximately $2,600 in expenses in connection with such agreement on the accompanying Statement of Operations for the three months ended March 31, 2019.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. The Company will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in the Company’s discretion, be allocated by the Company to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring the Company to register such shares for resale. The Company has agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use the Company’s best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. As of March 31, 2019, none of the above services have been substantially performed and accordingly no amounts have been recorded in the accompanying unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Warrant Liability

The Company has outstanding warrants to purchase an aggregate of 19,263,559 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment).

The Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60thbusiness day after the closing of a Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilizes a binomial Monte-Carlo options pricing model to value the warrants at each reporting period, with changes in fair value recognized in the Statement of Operations. As such, the Company recorded $18,584,922 of warrant liabilities upon issuance as of October 18, 2018. For the three months ended March 31, 2019, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $2.8 million on the statement of operations, resulting in warrant liabilities of $17,937,987 as of March 31, 2019 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at December 31, 2018	$15,136,749
Change in fair value of warrant liabilities	2,801,238
Warrant liabilities at March 31, 2019	$17,937,987

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2019.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Exercise price	$11.50	$11.50
Share price	$9.84	$9.60
Volatility	65.0%	60%
Probability of completing a Business Combination	87.8%	86%
Expected life of the options to convert	5.72	5.97
Risk-free rate	2.26%	2.55%
Dividend yield	0.0%	0.0%
Discount for lack of marketability (1)	15.0%	15.0%

(1)	The discount for lack of marketability relates only to the Private Placement Warrants.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Liabilities:
Warrant liabilities	3	$17,937,987

Description	Level	December 31, 2018
Liabilities:
Warrant liabilities	3	$15,136,749

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$246,312,667	—	—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$244,890,301	—	—

At March 31, 2019 and December 31, 2018, approximately $2,400 and $500 of the balance in the Trust Account was held in cash, respectively.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 30,470,640 shares of common stock issued or outstanding, including an aggregate of 22,397,771 and 22,576,796 shares of common stock classified outside of subject to possible redemption, respectively.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Upon the closing of the initial public offering, the over-allotment and the private placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“trust account”). The proceeds held in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (the “second amended and restated certificate of incorporation”) to modify the substance or timing of our obligation to redeem 100% of its public shares if we do not complete a business combination within 18 months from the closing of its initial public offering or to provide for redemption in connection with a business combination and (iii) the redemption of our public shares if the Company is unable to complete a business combination within 18 months from the closing of its initial public offering, subject to applicable law.

In order to protect the amounts held in the trust account, our sponsor has agreed to be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of  (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked the sponsor to reserve for such indemnification obligations, nor have we independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and believe that the sponsor’s only assets are securities of ours. Therefore, we cannot assure that the sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering, the Over-Allotment, and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $1.2 million outside of the trust account, approximately $2.6 million of investment income available in the trust account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $603,000.

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $130,100 in loans and advances from our sponsor and officer, and the net proceeds from the consummation of the private placement not held in Trust. We repaid the loans and advances to our sponsor and officer on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). As of March 31, 2019, there were no working capital loans.

Results of Operations

Our entire activity since inception up to March 31, 2019 related to our formation, commencement of the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net loss of approximately $1.8 million, which consisted of approximately $1.4 million in investment income, approximately $2.8 million in change in fair value of warrant liabilities, offset by approximately $103,000 in general and administrative costs, and approximately $292,000 in income tax expense.

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

The founder shares initially included an aggregate of up to 843,750 shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that out sponsor would own, on an as-converted basis, 20% of our issued and outstanding shares after the initial public offering. On October 25, 2018, the underwriters partially exercised their over-allotment option; thus, an aggregate of 374,622 founder shares was forfeited.

Our sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its founder shares until the earlier to occur of: (A) one year after the completion of a business combination or (B) subsequent to a business combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Related Party Loans

During the period from June 26, 2018 (inception) through December 31, 2018, the sponsor had loaned us an aggregate of $130,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “promissory note”) and James A. Graf had advanced us $100 in connection with the initial establishment of a bank account. The promissory note and the advance from James A. Graf were non-interest bearing. We repaid the promissory note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if the Company has not consummated a business combination within 15 months from the closing of the initial public offering) per warrant. As of March 31, 2019, there were no working capital loans.

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

We recorded and paid approximately $2,600 in expenses in connection with such agreement on the accompanying Statement of Operations for the three months ended March 31, 2019.

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

Common Stock Subject to Possible Redemption

All of the 24,376,512 public shares may be redeemed under certain circumstances. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, the second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2019 and December 31, 2018, 22,397,771 and 22,576,796 public shares were classified outside of permanent equity, respectively.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for public share is calculated by dividing the interest income earned on the trust account of approximately $1.4 million, net of applicable taxes and funds available to be withdrawn from Trust, resulting in a total of approximately $1.2 million, by the weighted average number of public shares outstanding for the period. Net income per share, basic and diluted for founder shares is calculated by dividing the net income, less income attributable to public shares, by the weighted average number of founder shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2019.

GRAF INDUSTRIAL CORP.

By:	/s/ James A. Graf
Name: James A. Graf
Title: Chief Executive Officer

