Form 10-Q
period 2019-06-30
Graf Industrial Corp.
filed 2019-08-12
CIK 1745317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, 30,470,640 shares of common stock, par value $0.0001 per share were issued and outstanding.

GRAF INDUSTRIAL CORP.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2019 and for the period from June 26, 2018 (inception) through June 30, 2018	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and for the period from June 26, 2018 (inception) through June 30, 2018	5

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2019 and for the period from June 26, 2018 (inception) through June 30, 2018	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAF INDUSTRIAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$931,916	$1,440,897
Prepaid expenses	191,211	101,363
Total current assets	1,123,127	1,542,260
Investments held in Trust Account	246,836,550	244,890,301
Total Assets	$247,959,677	$246,432,561

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$13,148	$110,177
Accrued expenses	500	100,000
Franchise tax payable	100,000	103,013
Income tax payable	-	214,655
Warrant liabilities	18,513,266	15,136,749
Total current liabilities	18,626,914	15,664,594

Commitments and Contingencies
Common stock, $0.0001 par value; 22,433,276 and 22,576,796 shares subject to possible redemption (at $10.00 per share) at June 30, 2019 and December 31, 2018, respectively	224,332,760	225,767,960

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 8,037,364 and 7,893,844 shares issued and outstanding (excluding 22,433,276 and 22,576,796 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	803	789
Additional paid-in capital	2,343,034	923,412
Retained earnings	2,656,166	4,075,806
Total stockholders' equity	5,000,003	5,000,007
Total Liabilities and Stockholders' Equity	$247,959,677	$246,432,561

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period from
	For The Three Months Ended	For The Six Months Ended	June 26, 2018 (inception)
	June 30, 2019	June 30, 2019	through June 30, 2018

Operating expenses:
General and administrative costs	$221,356	$324,803	$8,818
Loss from operations	(221,356)	(324,803)	(8,818)

Other income (loss):
Investment income on Trust Account	1,471,028	2,893,394	-
Change in fair value of warrant liability	(575,279)	(3,376,517)	-
Total other income (loss)	895,749	(483,123)	-

Income (loss) before income tax expense	674,393	(807,926)	(8,818)
Income tax expense	(319,342)	(611,714)	-
Net income (loss)	$355,051	$(1,419,640)	$(8,818)

Weighted average shares outstanding of Public Shares	24,376,512	24,376,512	-
Basic and diluted net income per share, Public Shares	$0.05	$0.09	$-
Weighted average shares outstanding of Founder Shares	6,094,128	6,094,128	5,625,000 (1)
Basic and diluted net loss per share, Founder Shares	$(0.13)	$(0.61)	$(0.00)

(1) Share amounts have been retroactively restated to reflect the surrender of 2,156,250 shares in September 2018. Excludes an aggregate of up to 843,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 25, 2018, the underwriters partially exercised their over-allotment option; thus, an aggregate of 374,622 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the six months ended June 30, 2019
					Total
	Common Stock		Additional Paid-In		Stockholders'
	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	7,893,844	$789	$923,412	$4,075,806	$5,000,007
Additional offering costs	-	-	(15,564)	-	(15,564)
Shares subject to possible redemption	179,025	18	1,790,232	-	1,790,250
Net loss	-	-	-	(1,774,691)	(1,774,691)
Balance - March 31, 2019 (unaudited)	8,072,869	$807	$2,698,080	$2,301,115	$5,000,002
Shares subject to possible redemption	(35,505)	(4)	(355,046)	-	(355,050)
Net income	-	-	-	355,051	355,051
Balance - June 30, 2019 (unaudited)	8,037,364	$803	$2,343,034	$2,656,166	$5,000,003

	For the period from June 26, 2018 (inception) to June 30, 2018
					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - June 26, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	(8,818)	(8,818)
Balance - June 30, 2018 (unaudited)	6,468,750	$647	$24,353	$(8,818)	$16,182

(1) Share amounts have been retroactively restated to reflect the surrender of 2,156,250 shares in September 2018. Includes an aggregate of up to 843,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 25, 2018, the underwriters partially exercised their over-allotment option; thus, an aggregate of 374,622 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For The Six Months Ended	June 26, 2018 (inception)
	June 30, 2019	to June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(1,419,640)	$(8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,893,394)	-
Change in fair value of warrant liability	3,376,517	-
Formation and operating costs paid by Sponsor in exchange for issuance of common stock	-	8,500
Changes in operating assets and liabilities:
Prepaid expenses	(89,848)	-
Accounts payable	(97,029)	318
Accrued expenses	(14,500)	-
Franchise tax payable	(3,013)	-
Income tax payable	(214,655)	-
Net cash used in operating activities	(1,355,562)	-

Cash Flows from Investing Activities
Investment income released from Trust Account	947,145	-
Net cash provided by investing activities	947,145	-

Cash Flows from Financing Activities:
Payment of offering costs	(100,564)	-
Net cash used in financing activities	(100,564)	-

Net decrease in cash	(508,981)	-

Cash - beginning of the period	1,440,897	-
Cash - end of the period	$931,916	$-

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(1,435,200)	$-
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$16,500

Supplemental cash flow disclosure:
Cash paid for income taxes	$943,830	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2019, the Company had not commenced any operations. All activity up to June 30, 2019 relates to the Company’s formation and preparation for the initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of June 30, 2019, the Company had approximately $932,000 outside of the Trust Account, approximately $3.1 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.1 million (excluding warrant liability and tax obligations).

Through June 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $130,100 in loans and advances from the Sponsor and officer, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and investment income released from Trust Account of approximately $947,000 since inception for tax obligations. The Company repaid the loans and the advances to the Sponsor and officer in full on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined in Note 5) to the Company. As of June 30, 2019, there were no Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of expenses during the periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering. Offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2018.

Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 24,376,512 Public Shares may be redeemed under certain circumstances. Redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity, excluding ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments. Although the Company did not specify a maximum redemption threshold, the Second Amended and Restated Certificate of Incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2019 and December 31, 2018, 22,433,276 and 22,576,796 Public Shares were classified outside of permanent equity, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 19,263,559 shares of the Company’s common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

At June 30, 2018, weighted average shares were reduced for the effect of an aggregate of 843,750 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period from June 26, 2018 (inception) to June 30, 2018.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Public Share for the three and six months ended June 30, 2019 are calculated by dividing the investment income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account, resulting in a total of approximately $1.1 million and $2.3 million, respectively, by the weighted average number of Public Shares outstanding for the periods.

Net loss per share, basic and diluted for Founder Shares (as defined in Note 5) is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $105,000 and $38,000, respectively, which has a full valuation allowance recorded against it.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $319,000 and $612,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 47.4% and 75.7% which differs from the expected income tax rate due to the start-up costs (discussed above) and change in fair value of warrant liability, which are not currently deductible.

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in Trust Account consists entirely of U.S government securities with an original maturity of 180 days or less.

Fair Value of Financial Instruments

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

As of June 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the earlier of the consummation of the Business Combination or 15 months from the closing of the Initial Public Offering, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrant liability is a Level 3 measurement and is estimated using a binomial Monte-Carlo options pricing model, at each measurement date.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of  $0.50 (or $0.75 if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering) per warrant. As of June 30, 2019, there were no Working Capital Loans.

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

The Company recorded and paid approximately $2,600 and $5,200 in expenses in connection with such agreement on the accompanying Statement of Operations for the three and six months ended June 30, 2019.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. The Company will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in the Company’s discretion, be allocated by the Company to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring the Company to register such shares for resale. The Company has agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use the Company’s best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. As of June 30, 2019, none of the above services have been substantially performed and accordingly no amounts have been recorded in the accompanying unaudited condensed financial statements.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For the three and six months ended June 30, 2019, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $575,000 and $3.4 million on the Statement of Operations, resulting in warrant liabilities of $18,513,266 as of June 30, 2019 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at December 31, 2018	$15,136,749
Change in fair value of warrant liabilibites	3,376,517
Warrant liabilities at June 30, 2019	$18,513,266

The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Exercise price	$11.50	$11.50
Share price	$9.95	$9.60
Volatility	65.0%	60%
Probability of completing a Business Combination	87.5%	86%
Expected life of the options to convert	5.47	5.97
Risk-free rate	1.79%	2.55%
Dividend yield	0.0%	0.0%
Discount for lack of marketability (1)	15.0%	15.0%

(1)	The discount for lack of marketability relates only to the Private Placement Warrants.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$246,836,550	$-	$-
Warrant liabilities	$-	$-	$18,513,266

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$244,890,301	$-	$-
Warrant liabilities	$-	$-	$15,136,749

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2019.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 30,470,640 shares of common stock issued or outstanding, including an aggregate of 22,433,276 and 22,576,796 shares of common stock classified outside of subject to possible redemption, respectively.

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

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $932,000 outside of the trust account, approximately $3.1 million of investment income available in the trust account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.1 million (excluding the warrant liability and tax obligations).

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $130,100 in loans and advances from our sponsor and officer, the net proceeds from the consummation of the private placement not held in Trust, and investment income released from Trust Account of approximately $947,000 since inception for tax obligations. We repaid the loans and advances to our sponsor and officer on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). As of June 30, 2019, there were no working capital loans.

Results of Operations

Our entire activity since inception up to June 30, 2019 related to our formation, commencement of the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of approximately $355,000, which consisted of approximately $1.5 million in investment income, offset by approximately $575,000 in change in fair value of warrant liabilities, approximately $221,000 in general and administrative costs, and approximately $319,000 in income tax expense.

For the six months ended June 30, 2019, we had net loss of approximately $1.4 million, which consisted of approximately $2.9 million in investment income, offset by approximately $3.4 million in change in fair value of warrant liabilities, approximately $325,000 in general and administrative costs, and approximately $612,000 in income tax expense.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if the Company has not consummated a business combination within 15 months from the closing of the initial public offering) per warrant. As of June 30, 2019, there were no working capital loans.

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

We recorded and paid approximately $2,600 and $5,200 in expenses in connection with such agreement on the accompanying Statement of Operations for the three and six months ended June 30, 2019.

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

Fair Value of Financial Instruments

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

As of June 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  Our investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

Common Stock Subject to Possible Redemption

All of the 24,376,512 public shares may be redeemed under certain circumstances. Redemption provisions not solely within our control require the security to be classified outside of permanent equity, excluding ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments. Although we did not specify a maximum redemption threshold, the second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2019 and December 31, 2018, 22,435,368 and 22,576,796 public shares were classified outside of permanent equity, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. We had not considered the effect of the warrants sold in the initial Public Offering (including warrants issued in connection with the consummation of the over-allotment) and private placement to purchase an aggregate of 19,263,559 shares of our common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

At June 30, 2018, weighted average shares were reduced for the effect of an aggregate of 843,750 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period from June 26, 2018 (inception) to June 30, 2018.

Our statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share, basic and diluted for Public Share for the three and six months ended June 30, 2019 are calculated by dividing the investment income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account, resulting in a total of approximately $1.1 million and $2.3 million, respectively, by the weighted average number of Public Shares outstanding for the periods.

Net loss per share, basic and diluted for founder shares is calculated by dividing the net income, less income attributable to public shares, by the weighted average number of founder shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2019.

GRAF INDUSTRIAL CORP.

By:	/s/ James A. Graf
Name: James A. Graf
Title: Chief Executive Officer

