Form 10-Q
period 2019-09-30
Graf Industrial Corp.
filed 2019-11-13
CIK 1745317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, 30,470,640 shares of common stock, par value $0.0001 per share were issued and outstanding.

GRAF INDUSTRIAL CORP.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018 and for the period from June 26, 2018 (inception) through September 30, 2018	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and for the period from June 26, 2018 (inception) through September 30, 2018	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from June 26, 2018 (inception) through September 30, 2018	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAF INDUSTRIAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$871,983	$1,440,897
Prepaid expenses	106,360	101,363
Total current assets	978,343	1,542,260
Investments held in Trust Account	247,955,961	244,890,301
Total Assets	$248,934,304	$246,432,561

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$34,148	$110,177
Accrued expenses	39,034	100,000
Franchise tax payable	150,000	103,013
Income tax payable	-	214,655
Warrant liabilities	31,439,782	15,136,749
Total current liabilities	31,662,964	15,664,594

Commitments and Contingencies
Common stock, $0.0001 par value; 21,227,133 and 22,576,796 shares subject to possible redemption at September 30, 2019 and December 31, 2018, respectively	212,271,330	225,767,960

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 9,243,507 and 7,893,844 shares issued and outstanding (excluding 21,227,133 and 22,576,796 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	924	789
Additional paid-in capital	14,404,344	923,412
Retained earnings	(9,405,258)	4,075,806
Total stockholders' equity	5,000,010	5,000,007
Total Liabilities and Stockholders' Equity	$248,934,304	$246,432,561

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30.		For The Nine Months Ended September 30,	For the period from June 26, 2018 (inception) through September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative costs	$183,634	$3,214	$508,437	$12,032
Loss from operations	(183,634)	(3,214)	(508,437)	(12,032)

Other incomes (expenses):
Investment income on Trust Account	1,314,210	-	4,207,604	-
Change in fair value of warrant liability	(12,926,516)	-	(16,303,033)	-
Total other expenses	$(11,612,306)	-	(12,095,429)	-

Loss before income tax expense	(11,795,940)	(3,214)	(12,603,866)	(12,032)
Income tax expense	265,484	-	877,198	-
Net loss	$(12,061,424)	$(3,214)	$(13,481,064)	$(12,032)

Weighted average shares outstanding of Public Shares	24,376,512	-	24,376,512	-
Basic and diluted net income per share, Public Shares	$0.04	$-	$0.13	$-
Weighted average shares outstanding of Founder Shares (1)	6,094,128	6,094,128	6,094,128	6,094,128
Basic and diluted net loss per share, Founder Shares	$(2.14)	$(0.00)	$(2.75)	$(0.00)

(1) As of September 30, 2018, the numbers excluded an aggregate of up to 843,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.  On October 25, 2018, the underwriters partially exercised their over-allotment option; thus, an aggregate of 374,622 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the nine months ended September 30, 2019
	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	7,893,844	$789	$923,412	$4,075,806	$5,000,007
Additional offering costs	-	-	(15,564)	-	(15,564)
Shares subject to possible redemption	179,025	18	1,790,232	-	1,790,250
Net loss	-	-	-	(1,774,691)	(1,774,691)
Balance - March 31, 2019 (unaudited)	8,072,869	$807	$2,698,080	$2,301,115	$5,000,002
Shares subject to possible redemption	(35,505)	(4)	(355,046)	-	(355,050)
Net income	-	-	-	355,051	355,051
Balance - June 30, 2019 (unaudited)	8,037,364	$803	$2,343,034	$2,656,166	$5,000,003
Shares subject to possible redemption	1,206,143	121	12,061,310	-	12,061,431
Net loss	-	-	-	(12,061,424)	(12,061,424)
Balance - September 30, 2019 (unaudited)	9,243,507	$924	$14,404,344	$(9,405,258)	$5,000,010

	For the period from June 26, 2018 (inception) to September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - June 26, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	(8,818)	(8,818)
Balance - June 30, 2018 (unaudited)	6,468,750	$647	$24,353	$(8,818)	$16,182
Net loss	-	-	-	(3,214)	(3,214)
Balance - September 30, 2018 (unaudited)	6,468,750	$647	$24,353	$(12,032)	$12,968

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

GRAF INDUSTRIAL CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For The Nine Months Ended September 30,	June 26, 2018 (inception) through September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(13,481,064)	$(12,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(4,207,604)	-
Change in fair value of warrant liability	16,303,033	-
Formation and operating costs paid by Sponsor in exchange for issuance of common stock	-	8,500
Changes in operating assets and liabilities:
Prepaid expenses	(4,997)	-
Accounts payable	(76,029)	2,177
Accrued expenses	24,034	-
Franchise tax payable	46,987	-
Income tax payable	(214,655)	-
Net cash used in operating activities	(1,610,295)	(1,355)

Cash Flows from Investing Activities
Investment income released from Trust Account	1,141,945	-
Net cash provided by investing activities	1,141,945	-

Cash Flows from Financing Activities:
Proceeds from note payable from related parties	-	130,100
Payment of offering costs	(100,564)	(109,464)
Net cash used in (provided by) financing activities	(100,564)	20,636

Net (decrease) increase in cash	(568,914)	19,281

Cash - beginning of the period	1,440,897	-
Cash - end of the period	$871,983	$19,281

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(13,496,630)	$-
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$16,500
Deferred offering costs included in accounts payable	$-	$867
Deferred offering costs included in accrued expenses	$-	$103,500

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,138,630	$-

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

As of September 30, 2019, the Company had not commenced any operations. All activity up to September 30, 2019 related to the Company’s formation and preparation for the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on October 15, 2018. On October 18, 2018, the Company consummated the Initial Public Offering of 22,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $225 million, and incurred underwriting commissions of $4.5 million. On October 25, 2018, the Company consummated the closing of the sale of 1,876,512 additional Units upon receiving notice of the underwriters’ election to partially exercise their overallotment option (the “Over-allotment”), generating additional gross proceeds of approximately $18.8 million, and incurred additional underwriting commissions of approximately $0.4 million (Note 3).

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, the Company consummated the private placement (“Private Placement”) of 14,150,605 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, with the Sponsor, generating gross proceeds of approximately $7.08 million (Note 4).

Upon the closing of the Initial Public Offering, the Over-allotment and the Private Placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Warrants in the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The proceeds held in the Trust Account was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Second Amended and Restated Certificate of Incorporation”) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of its Initial Public Offering or to provide for redemption in connection with a Business Combination and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete a Business Combination within 18 months from the closing of its Initial Public Offering, subject to applicable law.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. If the Company seeks stockholder approval of a Business Combination, it will be proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Second Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to indemnify the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

As of September 30, 2019, the Company had approximately $872,000 outside of the Trust Account, approximately $4.2 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $905,000 (excluding warrant liability and tax obligations).

Through September 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $130,100 in loans and advances from the Sponsor and officer, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and investment income released from Trust Account of approximately $1.1 million since inception for tax obligations. The Company repaid the loans and the advances to the Sponsor and officer in full on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined in Note 5) to the Company. To date, the Company has no borrowings under the Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of expenses during the reporting periods.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2019 and December 31, 2018, 21,227,133 and 22,576,796 Public Shares were classified outside of permanent equity, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) (the “Public Warrants”) and Private Placement to purchase an aggregate of 19,263,558 shares of the Company’s common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

At September 30, 2018, weighted average shares were reduced for the effect of an aggregate of 843,750 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period from June 26, 2018 (inception) to September 30, 2018.

The Company’s statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares for the three and nine months ended September 30, 2019 are calculated by dividing the investment income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account, resulting in a total of approximately $1.0 million and $3.3 million, respectively, by the weighted average number of Public Shares outstanding for the periods.

Net loss per share, basic and diluted for Founder Shares (as defined in Note 5) is calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $133,000 and $38,000, respectively, which has a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $265,000 and $877,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately 2.3% and 7.0% which differs from the expected income tax rate due to the start-up costs (discussed above) and change in fair value of warrant liability, which are not currently deductible.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of September 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

The Company sold an aggregate of 24,376,512 Units, including 1,876,512 Units upon the underwriters’ election to partially exercise the Over-allotment, at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of  $11.50 per share, provided that if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering, each Public Warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of  $11.50 per share (such adjustment from one-half of one share to three-quarters of one share, the “Warrant Adjustment Provision”), subject to adjustment in either case (see Note 7). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to this potential adjustment to the settlement amount.

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsor purchased an aggregate of 14,150,605 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of approximately $7.08 million. Each Private Placement Warrant has the same terms as the Public Warrants. A portion of the net proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. The Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants until the date that is 30 days after the completion of a Business Combination.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into additional warrants at a price of  $0.50 (or $0.75 if the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering) per warrant. To date, the Company has no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse an affiliate of its Sponsor up to $5,000 per month for office space, utilities and secretarial and administrative support on an at-cost basis to the extent such office space, utilities and support is not contracted with the Company directly.

The Company recorded and paid approximately $0 and $5,200 in expenses in connection with such agreement on the accompanying Statement of Operations for the three and nine months ended September 30, 2019.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), and securities that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of Initial Public Offering, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or approximately $4.88 million in the aggregate, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. The Company will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in the Company’s discretion, be allocated by the Company to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring the Company to register such shares for resale. The Company has agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use the Company’s best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. As of September 30, 2019, none of the above services have been substantially performed and accordingly no amounts have been recorded in the accompanying unaudited condensed financial statements.

Note 7 — Warrant Liability

The Company has outstanding warrants to purchase an aggregate of 19,263,558 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to the potential of there being adjustments to the settlement amount of such warrants due to the Warrant Adjustment Provision. As of September 30, 2019, the Company’s management deemed that it was highly probable that the Warrant Adjustment Provision would come into effect. The shares of common stock underlying the Company’s warrants is expected to increase by 9,631,779 shares on January 18, 2020 unless the Company consummates a Business Combination prior to such date.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. The Private Placement Warrants are redeemable by the Company on the same basis as the Public Warrants.

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

For the three and nine months ended September 30, 2019, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $12.9 million and $16.3 million on the Statements of Operations, resulting in warrant liabilities of $31,439,782 as of September 30, 2019 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at December 31, 2018	$15,136,749
Change in fair value of warrant liabilibites	16,303,033
Warrant liabilities at September 30, 2019	$31,439,782

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Exercise price	$11.50	$11.50
Share price	$10.08	$9.60
Volatility	60.0%	60%
Probability of completing a Business Combination	87.7%	86%
Expected life of the options to convert	5.22	5.97
Risk-free rate	1.56%	2.55%
Dividend yield	0.0%	0.0%
Discount for lack of marketability (1)	15.0%	15.0%

(1)	The discount for lack of marketability relates only to the Private Placement Warrants.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$247,955,961	$-	$-
Warrant liabilities	$-	$-	$31,439,782

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$244,890,301	$-	$-
Warrant liabilities	$-	$-	$15,136,749

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2019.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 30,470,640 shares of common stock issued or outstanding, including an aggregate of 21,227,133 and 22,576,796 shares of common stock classified outside of subject to possible redemption, respectively.

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

Overview

We are a blank check company incorporated in Delaware on June 26, 2018 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (a “business combination”). We are not limited to a particular industry or sector for purposes of consummating a business combination. Our sponsor is Graf Acquisition LLC, a Delaware limited liability company (the “sponsor”).

Our registration statement on Form S-1 for the initial public offering (the “initial public offering”) was declared effective on October 15, 2018. On October 18, 2018, we consummated the initial public offering of 22,500,000 units (the “units” and, with respect to the shares of common stock included in the units offered, the “public shares”), generating gross proceeds of $225 million and incurring underwriting commissions of $4.5 million. On October 25, 2018, we consummated the closing of the sale of 1,876,512 additional units upon receiving notice of the underwriters’ election to partially exercise their overallotment option (the “over-allotment”), generating additional gross proceeds of approximately $18.8 million, and incurring $0.4 million in underwriting commissions.

Each unit consists of one share of common stock and one redeemable warrant (a “public warrant”). Each public warrant entitled the holder to purchase one-half of one share of common stock at a price of $11.50 per share, provided, that if we have not consummated a business combination within 15 months from the closing of the initial public offering, each public warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per share (such adjustment from one-half of one share to three-quarters of one share, the “warrant adjustment provision”), subject to adjustment in either case.

Simultaneously with the closing of the initial public offering and the over-allotment, we consummated the private placement (“private placement”) of 14,150,605 warrants (the “private placement warrants”) at a price of  $0.50 per private placement warrant, with our sponsor, generating gross proceeds of approximately $7.08 million. Each private placement warrant has the same terms as the public warrants.

We currently have outstanding warrants to purchase as aggregate of 19,263,558 shares of our common stock. As of September 30, 2019, our management had deemed that it was probable that the warrant adjustment provision would come into effect. The shares of common stock underlying our outstanding warrants is expected to increase by 9,631,779 shares on January 18, 2020 unless we consummate a Business Combination prior to such date.

Upon the closing of the initial public offering, the over-allotment and the private placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the units in the initial public offering and the private placement warrants in the private placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The proceeds held in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (the “second amended and restated certificate of incorporation”) to modify the substance or timing of our obligation to redeem 100% of its public shares if we do not complete a business combination within 18 months from the closing of its initial public offering or to provide for redemption in connection with a business combination and (iii) the redemption of our public shares if the Company is unable to complete a business combination within 18 months from the closing of its initial public offering, subject to applicable law.

In order to protect the amounts held in the trust account, our sponsor has agreed to be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of  (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked the sponsor to reserve for such indemnification obligations, nor have we independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the sponsor’s only assets are securities of ours. Therefore, we cannot assure that the sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering, the over-allotment, and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination.

Going Concern

As of September 30, 2019, we had approximately $872,000 outside of the trust account, approximately $4.2 million of investment income available in the trust account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $905,000 (excluding the warrant liability and tax obligations).

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares (as defined herein) to our sponsor, $130,100 in loans and advances from our sponsor and officer, the net proceeds from the consummation of the private placement not held in Trust, and investment income released from Trust Account of approximately $1.1 million since inception for tax obligations. We repaid the loans and advances to our sponsor and officer on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). To date, we have no borrowings under the working capital loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 18, 2020.

Results of Operations

Our entire activity since inception up to September 30, 2019 related to our formation, commencement of the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had a net loss of approximately $12.1 million, which consisted of approximately $12.9 million in change in fair value of warrant liabilities, approximately $184,000 in general and administrative costs and approximately $265,000 in income tax expense, offset by approximately $1.3 million in investment income.

For the nine months ended September 30, 2019, we had net loss of approximately $13.5 million, which consisted of approximately $16.3 million in change in fair value of warrant liabilities, approximately $508,000 in general and administrative costs, approximately $877,000 in income tax expense, offset by approximately $4.2 million in investment income.

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

Private Placement

Simultaneously with the closing of the initial public offering and the over-allotment, we consummated the private placement of 14,150,605 private placement warrants at a price of $0.50 per private placement warrant, with the sponsor generating gross proceeds of approximately $7.08 million. The private placement warrants have the same terms as the warrants sold as components of the units in the initial public offering. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within 18 months from the closing of the initial public offering (by April 18, 2020) (the “combination period”), the private placement warrants will expire worthless.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if the Company has not consummated a business combination within 15 months from the closing of the initial public offering) per warrant. As of September 30, 2019, there were no working capital loans.

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

We recorded and paid approximately $0 and $5,200 in expenses in connection with such agreement on the accompanying Statements of Operations for the three and nine months ended September 30, 2019.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants (and any shares of common stock issuable upon the exercise of the private placement warrants), and securities that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of initial public offering, requiring us to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

As of September 30, 2019 and December 31, 2018, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  Our investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at September 30, 2019 and December 31, 2018, 21,227,133 and 22,576,796 public shares were classified outside of permanent equity, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the initial Public Offering (including warrants issued in connection with the consummation of the over-allotment) and private placement to purchase an aggregate of 19,263,558 shares of our common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

At September 30, 2018, weighted average shares were reduced for the effect of an aggregate of 843,750 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period from June 26, 2018 (inception) to September 30, 2018.

Our statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Share for the three and nine months ended September 30, 2019 are calculated by dividing the investment income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account, resulting in a total of approximately $1.0 million and $3.3 million, respectively, by the weighted average number of Public Shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the initial public offering and the over-allotment, we consummated the private placement of 14,150,605 private placement warrants at a price of $0.50 per private placement warrant, with the sponsor generating gross proceeds of approximately $7.08 million. The private placement warrants have the same terms as the warrants sold as components of the units in the initial public offering. Each private placement warrant is exercisable for one-half of one share of common stock at a price of $11.50 per whole share, provided that if we have not consummated a business combination within 15 months from the closing of the initial public offering, each private placement warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per share, subject to adjustment in either case. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within the combination period, the private placement warrants will expire worthless.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2019.

GRAF INDUSTRIAL CORP.

By:	/s/ James A. Graf
Name: James A. Graf
Title: Chief Executive Officer