Form 10-K
period 2019-12-31
Graf Industrial Corp.
filed 2020-03-10
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	GRAF	New York Stock Exchange
Warrants to purchase one-half of one share of Common Stock	GRAF WS	New York Stock Exchange
Units, each consisting of one share of Common Stock and one Warrant	GRAF.U	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2019, as reported on the New York Stock Exchange, was $242.5 million.

As of March 10, 2020, there were 30,470,640 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On October 25, 2018, the underwriters exercised the over-allotment option in part and purchased 1,876,512 of the total possible 3,375,000 over-allotment units. The 6,468,750 shares of common stock of the Company (the “founder shares”) held by our initial stockholders (prior to the exercise of the over-allotment) included an aggregate of up to 843,750 founder shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders would collectively own 20.0% of the issued and outstanding shares of common stock of the Company. Since the underwriters exercised the over-allotment option in part and not in full, the sponsor forfeited 374,622 founder shares on October 25, 2018 resulting in the sponsor and the Company’s independent directors holding an aggregate of 6,094,128 shares of common stock. The founder shares forfeited by the sponsor were cancelled by the Company.

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

As of December 31, 2019, there was approximately $249.0 million in investments and cash held in the trust account and approximately $698,000 of cash held outside the trust account, which includes interest income available to us of up to approximately $5.2 million from our investments in the trust account for franchise and income tax obligations. From inception through December 31, 2019, we have withdrawn approximately $1.1 million from the trust account to pay taxes.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2019, we had approximately $698,000 outside of the trust account and a working capital surplus of approximately $699,000 (excluding the warrant liability and tax obligations). Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our units, shares of common stock and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150 million, the aggregate market value of our publicly-held shares would be required to be at least $40 million and we would be required to have a minimum of 400 round lot holders and 1,100,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

As of December 31, 2019, we have approximately $698,000 available to us outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until April 18, 2020, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 18, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

As of December 31, 2019, we have approximately $698,000 available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if we have not consummated our initial business combination within 15 months from the closing of our initial public offering) per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

On June 26, 2018, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On September 13, 2018, our sponsor returned to us, at no cost, 2,156,250 shares of common stock, which we cancelled, resulting in our sponsor holding 6,468,750 founder shares. On October 9, 2018, our sponsor transferred 25,000 founder shares to each of Keith Abell and Sabrina McKee, two of our directors (then-director nominees), resulting in our sponsor holding 6,418,750 founder shares prior to its forfeiture of 374,622 shares when the over-allotment option was not exercised in full. In addition, on October 17, 2019, our sponsor transferred 18,000 founder shares to Julie J. Levenson, one of our directors, resulting in our sponsor holding 6,026,128 founder shares.

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

Holders

As of March 9, 2020, there were 1 holder of record of our units, 5 holders of record of our common stock and 2 holders of record of our warrants.

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

We currently have outstanding warrants to purchase as aggregate of 19,263,558 shares of our common stock. As of December 31, 2019, our management had deemed that it was probable that the warrant adjustment provision would come into effect. The shares of common stock underlying our outstanding warrants increased by 9,631,779 shares on January 18, 2020, totaling 28,895,338.

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

Going Concern

As of December 31, 2019, we had approximately $698,000 outside of the trust account, approximately $5.2 million of investment income available in the trust account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $699,000 (excluding the warrant liability and tax obligations).

Through December 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares (as defined herein) to our sponsor, $130,100 in loans and advances from our sponsor and officer, the net proceeds from the consummation of the private placement not held in Trust, and investment income released from Trust Account of approximately $1.1 million since inception for tax obligations. We repaid the loans and advances to our sponsor and officer on October 18, 2018.

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

Results of Operations

Our entire activity since inception up to December 31, 2019 related to our formation, commencement of the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had a net loss of approximately $13.9 million, which consisted of approximately $17.4 million in change in fair value of warrant liabilities, approximately $617,000 in general and administrative costs, approximately $100,000 in franchise tax expense, and approximately $1.1 million in income tax expense, offset by approximately $5.2 million in investment income.

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

Related Party Transactions

Founder Shares

On June 26, 2018, the sponsor purchased 8,625,000 shares (the “founder shares”) of our common stock for an aggregate price of $25,000. On September 13, 2018, the sponsor returned to us, at no cost, 2,156,250 shares of common stock, which we cancelled, resulting in the sponsor holding 6,468,750 founder shares. On October 9, 2018, the sponsor transferred 25,000 founder shares at the same per-share price paid by the sponsor to each of Keith Abell and Sabrina McKee, two of our directors (then director-nominees), resulting in the sponsor holding 6,418,750 founder shares. In addition, on October 17, 2019, our sponsor transferred 18,000 founder shares to Julie J. Levenson, one of our directors, resulting in our sponsor holding 6,026,128 founder shares.

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

Related Party Loans

During the period from June 26, 2018 (inception) through December 31, 2018, the sponsor had loaned us an aggregate of $130,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “promissory note”) and James A. Graf had advanced us $100 in connection with the initial establishment of a bank account. The promissory note and the advance from James A. Graf were non-interest bearing. We repaid the promissory note and the advances to James A. Graf on October 18, 2018. There were no related party loans issued during the year ended December 31, 2019.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.50 (or $0.75 if the Company has not consummated a business combination within 15 months from the closing of the initial public offering) per warrant. As of December 31, 2019, there were no working capital loans.

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

We recorded and paid approximately $10,000 and $2,000 in expenses in connection with such agreement on the accompanying Statements of Operations for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, respectively.

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

As of December 31, 2019 and 2018, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  Our investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at December 31, 2019 and December 31, 2018, 21,182,947 and 22,576,796 public shares were classified outside of permanent equity, respectively.

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

Our statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Share for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018 are calculated by dividing the investment income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from the Trust Account, resulting in a total of approximately $4.1 million and $808,000, respectively, by the weighted average number of Public Shares outstanding for the periods.

Net loss per share, basic and diluted for founder shares is calculated by dividing the net income, less income attributable to public shares, resulted in a net loss of approximately $17.9 million and a net income of approximately $3.3 million for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, respectively, by the weighted average number of founder shares outstanding for the period.

Recent Accounting Pronouncements

 In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8.   Financial Statements and Supplementary Data

Reference is made to Pages F-53 through F-71 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance Officers and Directors

Our officers and directors are as follows:

NAME	AGE	POSITION
James A. Graf	54	Chief Executive Officer
Michael Dee	62	President, Chief Financial Officer and Director
Keith W. Abell	61	Director
Julie J. Levenson		Director
Sabrina McKee	50	Director
Kevin Starke	50	Director

James A. Graf, 54, has been our chief executive officer since our inception in June 2018 and was a member of our board of directors from June 2018 to October 2019. Mr. Graf was a director of Platinum Eagle Acquisition Corp., from January 2018 to March 2019. Mr. Graf served as the vice president, chief financial officer and treasurer of Double Eagle Acquisition Corp. from its inception in June 2015 through its business combination with Williams Scotsman, Inc. in November 2017. He served as vice president, chief financial officer, treasurer and secretary of Silver Eagle Acquisition Corp. from its inception in April 2013 through Silver Eagle’s business combination with Videocon d2h Limited (“VDTH”), and he served as vice president, chief financial officer, treasurer and secretary of Global Eagle Acquisition Corp. (“GEE”) from its inception in February 2011 to its business combination with Row 44, Inc. and Advanced Inflight Alliance AG in January 2013. He was vice chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 to 2014 and special advisor to GEE in 2013. He served as a special advisor to VDTH from 2015 to 2016. From 2008 to 2011 Mr. Graf served as a managing director of TC Capital Ltd., an investment bank, in Singapore. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro-Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became chief executive officer of Praedea Solutions Inc. (“Praedea”), an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea were sold in 2006 to Mergent Inc, a wholly-owned subsidiary of Xinhua Finance Ltd., and renamed Mergent Data Technology, Inc., where Mr. Graf continued to serve as chief executive officer from 2006 to 2007. Praedea was renamed PSI Capital Inc. (“PSIC"), and currently serves as an investment holding company for Mr. Graf.  Mr. Graf continues to be chief executive officer of PSIC. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and president of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987.

Michael Dee, 63, has been our President and Chief Financial Officer since September 2018 and is a member of our board of directors. Mr. Dee was a Senior Advisor to the President for Finance of the Asian Infrastructure Investment Bank in Beijing from January to July 2016 and also served as a member of its Investment Committee. From 2010 to 2015, Mr. Dee managed various private investments, including providing advice to SeaOne Maritime Corp., a startup focused on the monetization of natural gas and gas liquids and based in Texas. Mr. Dee was Senior Managing Director — International of Temasek Holdings Private Limited, Singapore’s sovereign investment company, from 2008 to 2010 and also served as a senior member of its Management Committee and Investment Committee. Prior to joining Temasek, Mr. Dee worked at Morgan Stanley from 1981 to 2007 in a variety of senior positions in its capital markets, mergers and acquisitions and firm management divisions, including acting as Regional Chief Executive Officer for Southeast Asia and as Head of Morgan Stanley’s Houston office. Mr. Dee served as the regional chairman of the Houston branch of Teach For America, Inc. and as a director of the Greater Houston Partnership. He was also appointed Singapore’s Honorary Consul General in Houston. Mr. Dee received a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1981.

Mr. Dee’s qualifications to serve on our board of directors include his extensive experience in public markets, corporate finance, private equity and mergers and acquisitions.

Keith W. Abell, 62, is a member of our board of directors. Mr. Abell has been a member of the board of directors of FGL Holdings, formerly known as CF Corporation, since May 2017. Mr. Abell is the co-founder of Sungate Properties, LLC, a real estate investment company, which he co-founded in 2009 after managing private investments during 2007 and 2008. From 1994 to 2007, Mr. Abell was a co-founder of, and served in a variety of senior management roles at, GSC Group (and its predecessor, Greenwich Street Capital Partners, L.P.), an alternative asset manager. From 1990 to 1994, Mr. Abell was a managing director at Blackstone where he, among other things, founded the firm’s first Hong Kong office. From 1986 to 1990, Mr. Abell was a vice president at Goldman, Sachs & Co. where he worked in the global finance, corporate finance and mergers and acquisitions departments. Mr. Abell serves as the treasurer and as a director of the National Committee on United States-China Relations. Throughout his career, Mr. Abell has served as a director of a number of public, private and not-for-profit entities. Mr. Abell received a Bachelor of Arts degree from Brown University in 1979, an MBA from the Wharton School in 1986 and a Master of Arts degree in International Studies from the University of Pennsylvania in 1986.

Mr. Abell’s qualifications to serve on our board of directors include his extensive experience in public markets, corporate finance, private equity and mergers and acquisitions.

Julie J. Levenson, 57, is a member of our board of directors. Ms. Levenson is a capital markets and mergers and acquisitions advisory professional with over 35 years of experience, with particular experience in equity private placements for both private and public companies. Ms. Levenson has been a partner and co-founder at La Honda Advisors LLC, an investment bank based in Menlo Park, California, since 2012. Previously, Ms. Levenson was a senior advisor at PGP Capital Advisors from 2011 to 2012, managing director and head of the private placement group at Cowen and Company from 2007 to 2011, managing director and co-head of the private finance group at Houlihan Lokey Howard & Zukin from 2003 to 2007, senior managing director and head of the private equity placements / strategic finance group at Bear Stearns from 2003 to 2004, managing director and head of west coast / technology private placements at Merrill Lynch from 1999 to 2002, served in various positions including director in private equity placements and equity capital markets at Smith Barney and Salomon Smith Barney from 1994 to 1999, and assistant director in corporate development at Paramount Communications from 1993 to 1994. She began her investment banking career as an associate at Morgan Stanley from 1990 to 1993. Ms. Levenson received a Bachelor of Arts degree from Dartmouth College in 1984 and JD and MBA degrees from The Wharton School and the School of Law at the University of Pennsylvania in 1990.

Ms. Levenson’s qualifications to serve on our board of directors include her extensive experience in the areas of financial advisory work, corporate finance, equity capital markets and private and public equity placements.

Sabrina McKee, 50, is a member of our board of directors. Ms. McKee is currently Head of North America Strategy at Ford Motor Company (NYSE:F), which she joined in February 2017. Ms. McKee, previously Head of Mobility Strategy from February 2019 to January 2020 and Director of Investor Relations at Ford from February 2017 to February 2019, is a capital markets professional with over 20 years of experience in all aspects of the investment process, has a unique blend of sellside, buyside and corporate experience offering a comprehensive understanding of the investment process. From April 2014 to June 2016, Ms. McKee was Managing Director, Head of Equity Capital Markets at Sterne Agee CRT LLC, where she worked with public and private companies on all aspects of the capital-raising process, including special purpose acquisition companies. From 2011 to 2014, Ms. McKee worked as a Director of the Corporate Access businesses at Guggenheim Securities LLC and during 2010 she worked as an Executive Director at Morgan Stanley where she connected public and private companies to the investment community. From 2007 to 2010, Ms. McKee was Vice President at Two Sigma Investments LP, where she helped build out a successful, global, Alpha Capture business, enabling quantitative investment managers to integrate fundamental factors into quantitative stock selection models. In addition, from 2000 to 2007, Ms. McKee worked for UBS Investment Bank as an Executive Director of Equity Research Sales and Equities, from 1999 to 2000 for Schroders plc as a Senior Vice President and from 1991 to 1998 for Tucker Anthony as a Senior Vice President of Institutional Research Sales, where she covered a diverse range of large institutional investors. Ms. McKee received a Bachelor of Arts degree from William Smith College in 1989.

Ms. McKee’s qualifications to serve on our board of directors include her extensive experience in corporate finance and marketing initial business combinations for special purpose acquisition companies.

Kevin Starke, 51, is a member of our board of directors. Since 2016, Mr. Starke has been a senior analyst at Owl Creek Asset Management, L.P., a credit and equity long-short hedge fund in New York City, which is an affiliate of a member of our sponsor. From 2008 until he joined Owl Creek Asset Management, L.P. in 2016, Mr. Starke was at CRT Capital, where he served as a senior analyst covering distressed and special situations, with an emphasis on complex situations and litigations. He previously worked at Weeden & Co. LP from 2005 to 2008, as a senior analyst focused on special situations, distressed and post-reorganization securities. Prior to Weeden, Mr. Starke served in a similar role at Imperial Capital LLC from 2004 to 2005. From 1999 to 2004, he was an analyst at Bear Stearns & Co., where he focused on small-cap special situations companies. Mr. Starke began his career in Asia, where he worked for several financial firms in Hong Kong, following a year in the Philippines on the Henry Luce Scholarship.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Sabrina McKee and Julie J. Levenson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Keith W. Abell and Kevin Starke, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Michael Dee, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our common stock. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

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

Audit Committee

The members of our audit committee are Keith W. Abell, Sabrina McKee and Julie J. Levenson. Keith W. Abell serves as chairman of the audit committee.

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

Compensation Committee

The members of our Compensation Committee are Keith W. Abell and Sabrina McKee. Sabrina McKee serves as chairman of the compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except for the following:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
James A. Graf	PSI Capital Inc.	Venture Capital	Chief Executive
Keith W. Abell	FGL Holdings Sungate Properties, LLC	Insurance Real Estate Investment	Director Founder
Sabrina McKee	Ford Motor Company	Automobiles	Head of Mobility Strategy
Kevin Starke	Owl Creek Asset Management, L.P.	Hedge Fund	Senior Analyst
Michael Dee	None
Julie J. Levenson	La Honda Advisors LLC	Investment Bank	Partner and Co-Founder

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2020, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the public warrants or private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 30,470,640 shares of our common stock issued and outstanding on March 9, 2020.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Graf Acquisition LLC(2)(3)	6,026,128	19.8%
James A. Graf(2)(3)	6,026,128	19.8%
OC Opportunities Fund II, L.P.(2)(3)(4)	6,026,128	19.8%
Magnetar Financial LLC(5)	2,525,000	8.3%
Omni Partners LLP(6)	2,287,893	7.51%
OxFORD Asset Management LLP(7)	1,810,000	5.9%
Periscope Capital, Inc.(8)	1,724,200	5.7%
Lighthouse Investment Partners LLC (9)	1,668, 295	5.48%

Karpus Management Inc. (10)	1,537, 975	5.1%
Michael Dee(10)	50,018	*
Keith W. Abell(2)	25,000	*
Julie J. Levenson(2)	18,000	*
Sabrina McKee(2)	25,000	*
Kevin Starke(10)	—	—
All executive officers and directors as a group (6 individuals)	6,144,146	20.2%

*Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Graf Industrial Corp., 118 Vintage Park Blvd., Suite W-222, Houston, Texas 77070.
(2)	Interests shown consist solely of founder shares.
(3)	Represents shares held by Graf Acquisition LLC, our sponsor. James A. Graf, our CEO, is the managing member of our sponsor and shares voting and investment discretion with OC Opportunities Fund II, L.P. (“Owl Creek”) with respect to the common stock held by our sponsor. Each of Mr. Graf and Owl Creek may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each of Mr. Graf and Owl Creek disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he or it may have therein, directly or indirectly.
(4)	The business address of OC Opportunities Fund II, L.P. is c/o Owl Creek Advisors, LLC, 640 Fifth Avenue, 20th Floor, New York, New York 10019.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2019, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz share voting and dispositive power over 2,525,000 shares of the Company’s common stock. The business address of these reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6)	According to a Schedule 13G/A filed with the SEC on February 24, 2020, Omni Partners LLP owns 2,287,893 shares of the Company’s common stock. The business address of this reporting person is 7 Air Street, London W1B 5AD, United Kingdom.
(7)	According to a Schedule 13G filed with the SEC on February 13, 2019, OxFORD Asset Management LLP has sole voting and dispositive power over 1,810,000 shares of the Company’s common stock. The business address of this reporting person is 6 George Street, Oxford, United Kingdom, OX12BW.

(8)	According to a Schedule 13G filed with the SEC on February 14, 2020, Periscope Capital, Inc., has voting and dispositive power over 1,724,200 shares of the Company’s common stock. The business address of this reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(9)	According to a Schedule 13G filed with the SEC on February 6, 2020, Lighthouse Investment Partners LLC and LHP Ireland Fund Management Limited share voting and dispositive power over 1,668,295 shares of the Company’s common stock held directly by various funds for which they serve as managers. The business addresses of these reporting persons are 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410 and 32 Molesworth Street, Dublin, D02 Y512, Ireland, respectively.
(10)	According to a Schedule 13G filed with the SEC on February 14, 2020, Karpus Management, Inc. has sole voting and dispositive power over 1,537,975 shares of the Company’s Common stock. The business address of this reporting person is 183 Sully's Trail, Pittsford, New York 14534.
(11)	Mr. Dee is a member of our sponsor. Mr. Dee disclaims any beneficial ownership of any shares held by the sponsor.
(12)	Mr. Starke is employed by Owl Creek Asset Management, L.P., which is an affiliate of Owl Creek, a member of our sponsor. Mr. Starke disclaims any beneficial ownership of the shares held by our sponsor.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On June 26, 2018, we issued an aggregate of 8,625,000 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. On September 13, 2018, our sponsor returned to us, at no cost, 2,156,250 shares of common stock, which we cancelled, resulting in our sponsor holding 6,468,750 founder shares. On October 9, 2018, our sponsor transferred 25,000 founder shares at the same per-share price paid by our sponsor to each of Keith Abell and Sabrina McKee, two of our directors (then-director nominees), resulting in our sponsor holding 6,418,750 founder shares. In addition, on October 17, 2019, our sponsor transferred 18,000 founder shares to Julie J. Levenson, one of our directors, resulting in our sponsor holding 6,026,128 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares. 374,622 founder shares were forfeited by our sponsor when the underwriters’ over-allotment option was not exercised in full. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Audit Fees.   Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum related to the audit of our annual financial statements and review of the financial information included in our Form 10-Q for the respective periods for the year ended December 31, 2019 totaled approximately $68,000. The aggregate fees of Withum related to audit and review services in connection with our initial public offering totaled $78,000 for the period from June 26, 2018 (inception) through December 31, 2018. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, we did not pay Withum any audit-related fees.

Tax Fees.   We paid $4,500 and $0 to Withum for tax return services, planning and tax advice for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, respectively.

All Other Fees.   We did not pay Withum for any other services for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors. The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

GRAF INDUSTRIAL CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	54
Financial Statements:
Balance Sheets as of December 31, 2019 and 2018	55
Statements of Operations for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018	56
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018	57
Statements of Cash Flows for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018	58
Notes to Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Graf Industrial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Graf Industrial Corp. (the "Company") as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) to December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018 and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by April 18, 2020, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2018.

New York, New York

March 10, 2020

GRAF INDUSTRIAL CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$698,322	$1,440,897
Prepaid expenses	29,467	101,363
Total current assets	727,789	1,542,260
Investments held in Trust Account	248,988,147	244,890,301
Total Assets	$249,715,936	$246,432,561

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$28,004	$110,177
Accrued expenses	500	100,000
Franchise tax payable	200,000	103,013
Income tax payable	155,308	214,655
Warrant liabilities	32,502,650	15,136,749
Total current liabilities	32,886,462	15,664,594

Commitments and Contingencies
Common stock, $0.0001 par value; 21,182,947 and 22,576,796 shares subject to possible redemption at December 31, 2019 and 2018, respectively	211,829,470	225,767,960

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 9,287,693 and 7,893,844 shares issued and outstanding (excluding 21,182,947 and 22,576,796 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	929	789
Additional paid-in capital	14,846,199	923,412
Retained earnings (accumulated deficit)	(9,847,124)	4,075,806
Total stockholders' equity	5,000,004	5,000,007
Total Liabilities and Stockholders' Equity	$249,715,936	$246,432,561

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.

 STATEMENTS OF OPERATIONS

		For the period from
	For The Year Ended	June 26, 2018 (inception)
	December 31, 2019	through December 31, 2018
Operating expenses:
General and administrative costs	$617,187	$179,880
Franchise tax expense	100,350	103,013
Loss from operations	(717,537)	(282,893)

Other income (expenses):
Investment income on Trust Account	5,239,790	1,125,181
Change in fair value of warrant liability	(17,365,901)	3,448,173
Total other income (expenses)	(12,126,111)	4,573,354

Loss before income tax expense	(12,843,648)	4,290,461
Income tax expense	1,079,282	214,655
Net income (loss)	$(13,922,930)	$4,075,806

Weighted average shares outstanding of Public Shares	24,376,512	24,201,371
Basic and diluted net income per share, Public Shares	$0.17	$0.03
Weighted average shares outstanding of Founder Shares	6,094,128	6,094,128
Basic and diluted net income (loss) per share, Founder Shares	$(2.94)	$0.54

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - June 26, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	6,468,750	646	24,354	-	25,000
Sale of common stock in initial public offering	24,376,512	2,438	232,253,062	-	232,255,500
Offering costs	-	-	(5,588,339)	-	(5,588,339)
Common stock forfeited by Sponsor	(374,622)	(37)	37	-	-
Shares subject to possible redemption	(22,576,796)	(2,258)	(225,765,702)	-	(225,767,960)
Net income	-	-	-	4,075,806	4,075,806
Balance - December 31, 2018	7,893,844	$789	$923,412	$4,075,806	$5,000,007
Additional offering costs	-	-	(15,564)	-	(15,564)
Shares subject to possible redemption	1,393,849	140	13,938,351	-	13,938,491
Net loss	-	-	-	(13,922,930)	(13,922,930)
Balance - December 31, 2019	9,287,693	$929	$14,846,199	$(9,847,124)	$5,000,004

The accompanying notes are an integral part of these financial statements.

GRAF INDUSTRIAL CORP.

 STATEMENTS OF CASH FLOWS

		For the period from
	For The Year Ended	June 26, 2018 (inception)
	December 31, 2019	through December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(13,922,930)	$4,075,806
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(5,239,790)	(1,125,181)
Change in fair value of warrant liability	17,365,901	(3,448,173)
General and administrative costs paid by Sponsor in exchange for issuance of common stock	-	8,500
Changes in operating assets and liabilities:
Prepaid expenses	71,896	(101,363)
Accounts payable	(82,173)	61,390
Accrued expenses	(14,500)	15,000
Franchise tax payable	96,987	103,013
Income tax payable	(59,347)	214,655
Net cash used in operating activities	(1,783,956)	(196,353)

Cash Flows from Investing Activities:
Investment income released from Trust Account	1,141,945	-
Cash deposited in Trust Account	-	(243,765,120)
Net cash provided by (used in) investing activities	1,141,945	(243,765,120)

Cash Flows from Financing Activities:
Proceeds from note payable from related parties	-	130,100
Repayment of note payable and advances from related parties	-	(130,100)
Proceeds received from initial public offering of common stock and warrant liability	-	243,765,120
Payment of offering costs	(100,564)	(5,438,052)
Proceeds received from issuance of warrant liability in private placement	-	7,075,302
Net cash provided by (used in) financing activities	(100,564)	245,402,370

Net (decrease) increase in cash	(742,575)	1,440,897

Cash - beginning of the period	1,440,897	-
Cash - end of the period	$698,322	$1,440,897

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(13,938,491)	$225,767,960
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$-	$16,500
Deferred offering costs included in accounts payable	$-	$48,787
Deferred offering costs included in accrued expenses	$-	$85,000

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,138,630	$-

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

As of December 31, 2019, the Company had not commenced any operations. All activity up to December 31, 2019 related to the Company’s formation and preparation for the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. If the Company seeks stockholder approval of a Business Combination, it will be proceeded with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Second Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

NOTES TO FINANCIAL STATEMENTS

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

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

Going Concern

As of December 31, 2019, the Company had approximately $698,000 outside of the Trust Account, approximately $5.2 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $699,000 (excluding warrant liability and tax obligations).

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $130,100 in loans and advances from the Sponsor and officer, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and investment income released from Trust Account of approximately $1.1 million since inception for tax obligations. The Company repaid the loans and the advances to the Sponsor and officer in full on October 18, 2018.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 24,376,512 Public Shares may be redeemed under certain circumstances. Redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity, excluding ordinary liquidation events, which involve the redemption and liquidation of all of the company’s equity instruments. Although the Company did not specify a maximum redemption threshold, the Second Amended and Restated Certificate of Incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at December 31, 2019 and 2018, 21,182,947 and 22,576,796 Public Shares were classified outside of permanent equity, respectively.

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company's statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two class method of income per share. Net income per share, basic and diluted for Public Shares for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018 are calculated by dividing the investment income earned on the Trust Account of $5,239,790 and $1,125,181, respectively, net of applicable taxes and funds available to be withdrawn from the Trust Account of $1,179,632 and $317,669, resulting in a total of $4,060,158 and $807,512, respectively, by the weighted average number of Public Shares outstanding for the periods.

Net loss per share, basic and diluted for Founder Shares (as defined in Note 5) for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018 are calculated by dividing the net income, less income attributable to Public Shares, respectively, by the weighted average number of Founder Shares outstanding for the periods. The net income, less income attributable to Public Shares, are calculated by adding the change in fair value of the warrant liability of $17,365,901 and $3,448,173, respectively and general and administration expenses of $717,537 and $282,893, respectively, less franchise tax expenses of $100,350 and $103,013, respectively which resulted in a net loss of $17,983,088 and a net income of $3,268,294, respectively for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2019 and 2018, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until 15 months from the closing of the Initial Public Offering (or January 18, 2020), and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrant liability is a Level 3 measurement and is estimated using a binomial Monte-Carlo options pricing model, at each measurement date.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

NOTES TO FINANCIAL STATEMENTS

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

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company recorded and paid approximately $10,000 and $2,000 in expenses in connection with such agreement on the accompanying Statements of Operations for the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, respectively.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. The Company will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in the Company’s discretion, be allocated by the Company to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring the Company to register such shares for resale. The Company has agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use the Company’s best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. This fee is an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of December 31, 2019.

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Warrant Liability

The Company has outstanding warrants to purchase an aggregate of 19,263,558 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to the potential of there being adjustments to the settlement amount of such warrants due to the Warrant Adjustment Provision. As of December 31, 2019, the Company’s management deemed that it was highly probable that the Warrant Adjustment Provision would come into effect. The shares of common stock underlying the Company’s warrants increased by 9,631,779 shares on January 18, 2020, totaling 28,895,338.

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

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

The Company utilizes a binomial Monte-Carlo options pricing model to value the warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. As such, the Company recorded $18,584,922 of warrant liabilities upon issuance as of October 18, 2018.

For the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $17.4 million and $3.4 million on the Statements of Operations, resulting in warrant liabilities of $32,502,650 and $15,136,749 as of December 31, 2019 and 2018 on the balance sheets, respectively.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at June 26, 2018 (inception)	$-
Issuance of Public and Private Warrants	18,584,922
Change in fair value of warrant liabilities	(3,448,173)
Warrant liabilities at December 31, 2018	$15,136,749
Change in fair value of warrant liabilibites	17,365,901
Warrant liabilities at December 31, 2019	$32,502,650

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

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019, and 2018 and at issuance:

	At issuance	As of December 31, 2018	As of December 31, 2019
Exercise price	$11.50	$11.50	$11.50
Unit price	$10.00	$9.60	$10.19
Volatility	50.0%	60%	60%
Probability of completing a Business Combination	87.8%	86%	87%
Expected life of the options to convert	6.17	5.97	4.97
Risk-free rate	3.11%	2.55%	1.69%
Dividend yield	0.0%	0.0%	0.0%
Discount for lack of marketability (1)	15.0%	15.0%	10.0%

(1)	The discount for lack of marketability relates only to the Private Placement Warrants.

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$248,988,147	$-	$-
Warrant liabilities	$-	$-	$32,502,650

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$244,890,301	$-	$-
Warrant liabilities	$-	$-	$15,136,749

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels of the hierarchy for year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 30,470,640 shares of common stock issued or outstanding, including an aggregate of 21,182,947 and 22,576,796 shares of common stock classified outside of subject to possible redemption, respectively.

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10 — Income Taxes

The income tax provision consists of the following:

	For The Year Ended December 31, 2019	For the period from June 26, 2018 (inception) through December 31, 2018
Current
Federal	$1,079,282	$214,655
State	-	-
Deferred
Federal	129,196	37,594
State	-	-
Valuation allowance	(129,196)	(37,594)
Income tax provision	$1,079,282	$214,655

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
StartUp/Organization Costs	$166,790	$37,594
Total deferred tax assets	166,790	37,594
Valuation allowance	(166,790)	(37,594)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019 and for the period from June 26, 2018 (inception) through December 31, 2018, the valuation allowance was approximately $167,000 and $38,000, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
Meals & entertainment	(0.0)%	0.0%
Change in fair value of warrant liabilities	(28.4)%	(16.9)%
Change in Valuation Allowance	(1.0)%	0.9%
Income Taxes Provision (Benefit)	(8.4)%	5.0%

GRAF INDUSTRIAL CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Subsequent Events

On January 18, 2020, the Warrant Adjustment Provision came into effect, and the warrants were no longer classified as a liability. As a result, the shares of common stock underlying the Company’s warrants increased by 9,631,779 shares, totaling 28,895,338.

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
(principal executive officer)

Dated: March 10, 2020

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

Name	Title	Date
/s/ James A. Graf	Chief Executive Officer	March 10, 2020
James A. Graf	(Principal Executive Officer)

/s/ Michael Dee	President, Chief Financial Officer and Director	March 10, 2020
Michael Dee	(Principal Financial and Accounting Officer)

/s/ Keith W. Abell	Director	March 10, 2020
Keith W. Abell

/s/ Sabrina McKee	Director	March 10, 2020
Sabrina McKee

/s/ G. Kevin Starke	Director	March 10, 2020
G. Kevin Starke

Exhibit Index

Number	Description
3.2	Second Amended and Restated Certificate of Incorporation if the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).
3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form S-1/A (File No. 333-227396), filed with the SEC on September 19, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form S-1/A (File No. 333-227396), filed with the SEC on October 9, 2018).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form S-1/A (File No. 333-227396), filed with the SEC on October 9, 2018).
4.3	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).
4.4	Description of Securities
10.1	Promissory Note, dated June 26, 2018, issued to Graf Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-227396), filed with the SEC on September 18, 2018).
10.2	Letter Agreement, dated October 15, 2018, by and among the Company, its officers, its directors and Graf Acquisition LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).
10.3	Investment Management Trust Agreement, dated October 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).
10.4	Registration Rights Agreement, dated October 15, 2018, by and between the Company, Graf Acquisition LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).
10.5	Private Placement Warrants Purchase Agreement, dated October 9, 2018, by and between the Company and Graf Acquisition LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 9, 2018 (File No. 333-227396).
10.6	Administrative Support Agreement, dated October 15, 2018, by and among the Registrant and PSI Capital Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).
24.1	Power of Attorney (included on the signature pages herein).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document