Form 10-Q
period 2020-03-31
Graf Industrial Corp.
filed 2020-05-11
CIK 1745317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, 30,470,640 shares of common stock, par value $0.0001 per share were issued and outstanding.

GRAF INDUSTRIAL CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GRAF INDUSTRIAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$577,044	$698,322
Prepaid expenses	82,500	29,467
Total current assets	659,544	727,789
Investments held in Trust Account	249,560,868	248,988,147
Total Assets	$250,220,412	$249,715,936

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$177,528	$28,004
Accrued expenses	142,213	500
Franchise tax payable	50,050	200,000
Income tax payable	307,057	155,308
Warrant liabilities	-	32,502,650
Total current liabilities	676,848	32,886,462

Commitments and Contingencies
Common stock, $0.0001 par value; 24,376,512 and 21,182,947 shares subject to possible redemption at March 31, 2020 and December 31, 2019, respectively	243,765,120	211,829,470

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 6,094,128 and 9,287,693 shares issued and outstanding (excluding 24,376,512 and 21,182,947 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	609	929
Additional paid-in capital	18,213,629	14,846,199
Accumulated deficit	(12,435,794)	(9,847,124)
Total stockholders' equity	5,778,444	5,000,004
Total Liabilities and Stockholders' Equity	$250,220,412	$249,715,936

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
General and administrative costs	$409,531	$103,447
Loss from operations	(409,531)	(103,447)

Other incomes (expenses):
Investment income on Trust Account	772,721	1,422,366
Change in fair value of warrant liability	(2,800,110)	(2,801,238)
Total other income (expenses)	(2,027,389)	(1,378,872)

Loss before income tax expense	(2,436,920)	(1,482,319)
Income tax expense	151,750	292,372
Net loss	$(2,588,670)	$(1,774,691)

Weighted average shares outstanding of Public Shares	24,376,512	24,376,512
Basic and diluted net income per share, Public Shares	$0.02	$0.05
Weighted average shares outstanding of Founder Shares	6,094,128	6,094,128
Basic and diluted net loss per share, Founder Shares	$(0.52)	$(0.48)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the three months ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	9,287,693	$929	$14,846,199	$(9,847,124)	$5,000,004
Reclassification of warrant liabilities to equity upon exercising of the Warrant Adjustment Provision	-	-	35,302,760	-	35,302,760
Shares subject to possible redemption	(3,193,565)	(320)	(32,935,330)	-	(32,935,650)
Net loss	-	-	-	(2,588,670)	(2,588,670)
Balance - March 31, 2020 (unaudited)	6,094,128	$609	$18,213,629	$(12,435,794)	$5,778,444

	For the three months ended March 31, 2019
					Total
	Common Stock		Additional Paid-In		Stockholders'
	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	7,893,844	$789	$923,412	$4,075,806	$5,000,007
Additional offering costs	-	-	(15,564)	-	(15,564)
Shares subject to possible redemption	179,025	18	1,790,232	-	1,790,250
Net loss	-	-	-	(1,774,691)	(1,774,691)
Balance - March 31, 2019 (unaudited)	8,072,869	$807	$2,698,080	$2,301,115	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

GRAF INDUSTRIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,588,670)	$(1,774,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(772,721)	(1,422,366)
Change in fair value of warrant liability	2,800,110	2,801,238
Changes in operating assets and liabilities:
Prepaid expenses	(53,033)	(28,389)
Accounts payable	149,524	24,132
Accrued expenses	141,713	(5,000)
Franchise tax payable	(149,950)	(53,013)
Income tax payable	151,749	292,372
Net cash used in operating activities	(321,278)	(165,717)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay franchise and income taxes	200,000	-
Payment of offering costs	-	(100,564)
Net cash provided by (used in) investing activities	200,000	(100,564)

Net decrease in cash	(121,278)	(266,281)

Cash - beginning of the period	698,322	1,440,897
Cash - end of the period	$577,044	$1,174,616

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$31,935,650	$1,790,250

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

As of March 31, 2020, the Company had not commenced any operations. All activity up to March 31, 2020 related to the Company’s formation and preparation for the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company had 18 months from the closing of the Initial Public Offering (by April 18, 2020) to complete a Business Combination. On April 16, 2020, the Company filed an amendment (the “Extension Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from April 18, 2020 to July 31, 2020 (the “Combination Period”). The Company’s stockholders approved the Extension Amendment at a special meeting in lieu of the 2020 annual meeting of stockholders of the Company (the “Special Meeting”) on April 16, 2020.  In connection with the Extension, an aggregate 12,921,275 shares of the Company’s common stock was redeemed, and approximately $132.1 million was withdrawn out of the Trust Account to pay for such redemption, leaving approximately $117.1 million remaining in the Company’s Trust Account to consummate a Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.

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

Going Concern

As of March 31, 2020, the Company had approximately $577,000 outside of the Trust Account, approximately $5.8 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $340,000 (excluding tax obligations).

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $130,100 in loans and advances from the Sponsor and officer, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and investment income released from Trust Account of approximately $1.3 million since inception for tax obligations. The Company repaid the loans and the advances to the Sponsor and officer in full on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined in Note 5) to the Company. To date, the Company has no borrowings under the Working Capital Loans.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2020.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 24,376,512 and 21,182,947 Public Shares were classified outside of permanent equity, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) (the “Public Warrants”) and Private Placement to purchase an aggregate of 28,895,338 shares of the Company’s common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company's unaudited condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two class method of income per share. Net income per share, basic and diluted for Public Shares for three months ended March 31, 2020 and 2019 are calculated by dividing the investment income earned on the Trust Account of approximately $773,000 and approximately $1.4 million, net of applicable taxes and funds available to be withdrawn from the Trust Account of approximately $202,000 and approximately $292,000, resulting in a total of approximately $571,000 and approximately $1.1 million, respectively, by the weighted average number of Public Shares outstanding for the periods.

Net loss per share, basic and diluted for Founder Shares (as defined in Note 5) for the three months ended March 31, 2020 and 2019 are calculated by dividing the net loss of approximately $2.6 million and $1.8 million, less income attributable to Public Shares of approximately $571,000 and approximately $1.1 million, resulted to a net loss of approximately $3.2 million and approximately $2.9 million, respectively, by the weighted average number of Founder Shares outstanding for the periods.

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

GRAF INDUSTRIAL CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

·	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

GRAF INDUSTRIAL CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until 15 months from the closing of the Initial Public Offering (or January 18, 2020) under the Warrant Adjustment Provision (Note 7), and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrant liability is a Level 3 measurement and is estimated using a binomial Monte-Carlo options pricing model, at each measurement date. On January 18, 2020, the Warrant Adjustment Provision came into effect, and the warrants were no longer classified as a liability and were reclassified to equity.

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

GRAF INDUSTRIAL CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

Prior to the consummation of the Initial Public Offering, the Sponsor had loaned the Company an aggregate of $130,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”) and James A. Graf had advanced the Company $100 in connection with the initial establishment of a bank account. The Promissory Note and the advance from James A. Graf were non-interest bearing. The Company repaid the Promissory Note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional warrants at a price of $0.75 per warrant. To date, the Company has no borrowings under the Working Capital Loans.

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

The Company recorded and paid approximately $2,700 and $2,600 in expenses in connection with such agreement on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital and Oppenheimer & Co. Inc. as advisors in connection with the Business Combination. The Company will pay EarlyBirdCapital and Oppenheimer & Co. Inc. for such services upon the consummation of the Business Combination (i) a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) an amount equal to up to 40% of which may, in the Company’s discretion, be allocated by the Company to other FINRA members, plus (ii) 150,000 shares of common stock to be issued to EarlyBirdCapital and/or its designees. EarlyBirdCapital and/or its designees will be entitled to registration rights requiring the Company to register such shares for resale. The Company has agreed to use its best efforts to effect such registration in connection with the consummation of the Business Combination or, if not then reasonably practicable, to use the Company’s best efforts to file a registration statement covering such shares within 15 days of the closing of the Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. This fee is an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of March 31, 2020.

Note 7 — Warrant Liability

The Company previously had outstanding warrants to purchase an aggregate of 19,263,558 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to the potential of there being adjustments to the settlement amount of such warrants due to the Warrant Adjustment Provision. On January 18, 2020, the Warrant Adjustment Provision came into effect, and the warrants were no longer classified as a liability and were reclassified to equity. As a result, the shares of common stock underlying the Company’s warrants increased by 9,631,779 shares, totaling 28,895,338.

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

GRAF INDUSTRIAL CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Once the warrants become exercisable, the Company may redeem the Public Warrants:

·	in whole and not in part;

·	at a price of $0.01 per warrant;

·	upon not less than 30 days’ prior written notice of redemption; and

·	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders.

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

The Company utilizes a binomial Monte-Carlo options pricing model to value the warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $2.8 million on the accompanying unaudited condensed statements of operations, resulting in warrant liabilities of $35,302,760 as of January 18, 2020 when the Warrant Adjustment Provision came into effect. The warrant liabilities, after being remeasured, was reclassified to additional paid-in capital within stockholders’ equity.

GRAF INDUSTRIAL CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at December 31, 2018	$15,136,749
Change in fair value of warrant liabilities	17,365,901
Warrant liabilities at December 31, 2019	$32,502,650
Change in fair value of warrant liabilities	2,800,110
Reclassification of warrant liabilities to equity upon exercising of the Warrant Adjustment Provision	(35,302,760)
Warrant liabilities at January 18, 2020	$-

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

The following table provides quantitative information regarding Level 3 fair value measurements as of January 18, 2020 and December 31, 2019:

	As of December 31, 2019	As of January 18, 2020
Exercise price	$11.50	$11.50
Stock price	$10.19	$10.11
Volatility	60%	60%
Probability of completing a Business Combination	87%	87%
Expected life of the options to convert	4.97	4.92
Risk-free rate	1.69%	1.63%
Dividend yield	0.0%	0.0%
Discount for lack of marketability (1)	10.0%	10.0%

(1)	The discount for lack of marketability relates only to the Private Placement Warrants.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$249,560,868	$-	$-
Warrant liabilities	$-	$-	$-

GRAF INDUSTRIAL CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$248,988,147	$-	$-
Warrant liabilities	$-	$-	$32,502,650

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels of the hierarchy for the three months ended March 31, 2020.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 30,470,640 shares of common stock issued or outstanding, including an aggregate of 24,376,512 and 21,182,947 shares of common stock classified outside of subject to possible redemption, respectively.

Note 10 — Subsequent Events

On April 8, 2020, the Company issued a press release to announce that it is in negotiations relating to a potential business combination with a polypropylene recycling company. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

On April 16, 2020, the Company filed an amendment (the “Extension Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from April 18, 2020 to July 31, 2020 (the “Combination Period”). The Company’s stockholders approved the Extension Amendment at a special meeting in lieu of the 2020 annual meeting of stockholders of the Company (the “Special Meeting”) on April 16, 2020.  In connection with the Extension, an aggregate 12,921,275 shares of the Company’s common stock was redeemed, and approximately $132.1 million was withdrawn out of the Trust Account to pay for such redemption, leaving approximately $117.1 million remaining in the Company’s Trust Account to consummate a Business Combination.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, our possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ending December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020 and Part II, Item 1A. Risk Factors herein. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Each unit consists of one share of common stock and one redeemable warrant (a “public warrant”). Each public warrant entitled the holder to purchase one-half of one share of common stock at a price of $11.50 per share, provided, that if we have not consummated a business combination within 15 months from the closing of the initial public offering, each public warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per share (such adjustment from one-half of one share to three-quarters of one share, the “warrant adjustment provision”), subject to adjustment in either case. On January 18, 2020, the warrant adjustment provision came into effect. As a result, the shares of common stock underlying our warrants increased by 9,631,779 shares, totaling 28,895,338.

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

Upon the closing of the initial public offering, the over-allotment and the private placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the units in the initial public offering and the private placement warrants in the private placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The proceeds held in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (the “second amended and restated certificate of incorporation”) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the combination period (as described below), and (iii) the redemption of our public shares if we are unable to complete a business combination within the combination period, subject to applicable law.

We had 18 months from the closing of the Initial Public Offering (by April 18, 2020) to complete a Business Combination. On April 16, 2020, we filed an amendment (the “extension amendment”) to our second amended and restated certificate of incorporation to extend the date by which we have to consummate a Business Combination (the “extension”) from April 18, 2020 to July 31, 2020 (the “combination period”). Our stockholders approved the extension amendment at a special meeting in lieu of the 2020 annual meeting of our stockholders (the “Special meeting”) on April 16, 2020.  In connection with the extension, an aggregate 12,921,275 shares of our common stock was redeemed, and approximately $132.1 million was withdrawn out of the trust account to pay for such redemption leaving approximately $117.1 million remaining in our trust account to consummate a business combination.

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

On April 8, 2020, we issued a press release to announce that it is in negotiations relating to a potential business combination with a polypropylene recycling company. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

Going Concern

As of March 31, 2020, we had approximately $577,000 outside of the trust account, approximately $5.8 million of investment income available in the trust account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $350,000 (excluding the warrant liability and tax obligations).

Through March 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares (as defined herein) to our sponsor, $130,100 in loans and advances from our sponsor and officer, the net proceeds from the consummation of the private placement not held in Trust, and investment income released from trust account of approximately $1.3 million since inception for tax obligations. We repaid the loans and advances to our sponsor and officer on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). To date, we have no borrowings under the working capital loans.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 31, 2020.

Results of Operations

Our entire activity since inception up to March 31, 2020 related to our formation, commencement of the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net loss of approximately $2.6 million, which consisted of approximately $773,000 in investment income, offset by approximately $2.8 million in change in fair value of warrant liabilities, approximately $410,000 in general and administrative costs, and approximately $152,000 in income tax expense.

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

Related Party Loans

Prior to the consummation of the initial public offering, our sponsor had loaned us an aggregate of $130,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “promissory note”) and James A. Graf had advanced us $100 in connection with the initial establishment of a bank account. The promissory note and the advance from James A. Graf were non-interest bearing. We repaid the promissory note and the advances to James A. Graf on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.75 per warrant. As of March 31, 2020, there were no working capital loans.

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

We recorded and paid approximately $2,700 and $2,600 in expenses in connection with such agreement on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

·	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  Our investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets. The warrant liability is recognized at fair value.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 24,376,512 and 21,182,947 public shares were classified outside of permanent equity, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the initial public offering (including warrants issued in connection with the consummation of the over-allotment) and private placement to purchase an aggregate of 28,895,338 shares of our common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for public shares for three months ended March 31, 2020 and 2019 are calculated by dividing the investment income earned on the trust account of approximately $773,000 and approximately $1.4 million, net of applicable taxes and funds available to be withdrawn from the trust account of approximately $202,000 and approximately $292,000, resulting in a total of approximately $571,000 and approximately $1.1 million, respectively, by the weighted average number of public shares outstanding for the periods.

Net loss per share, basic and diluted for founder shares for the three months ended March 31, 2020 and 2019 are calculated by dividing the net loss of approximately $2.6 million and $1.8 million, less income attributable to public shares of approximately $571,000 and approximately $1.1 million, resulted to a net loss of approximately $3.2 million and approximately $2.9 million, respectively, by the weighted average number of founder shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2020.

GRAF INDUSTRIAL CORP.

By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

