Form 10-Q
period 2020-06-30
Graf Industrial Corp.
filed 2020-08-10
CIK 1745317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	GRAF.U	The New York Stock Exchange
Common stock, par value $0.0001 per share	GRAF	The New York Stock Exchange
Warrants, each warrant exercisable for three-quarters of one share of common stock, each at an exercise price of $11.50 per share	GRAF WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No ☐

As of August 10, 2020, 17,548,260 shares of common stock, par value $0.0001 per share were issued and outstanding.

GRAF INDUSTRIAL CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

GRAF INDUSTRIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$382,747	$698,322
Prepaid expenses	48,060	29,467
Total current assets	430,807	727,789
Investments held in Trust Account	117,294,619	248,988,147
Total Assets	$117,725,426	$249,715,936

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$167,737	$28,004
Accrued expenses	359,196	500
Franchise tax payable	100,100	200,000
Income tax payable	71,879	155,308
Warrant liabilities	—	32,502,650
Total current liabilities	698,912	32,886,462

Commitments and Contingencies
Common stock, $0.0001 par value; 11,202,651 and 21,182,947 shares subject to possible redemption at June 30, 2020 and December 31, 2019, respectively	112,026,510	211,829,470

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 6,346,714 and 9,287,693 shares issued and outstanding (excluding 11,202,651 and 21,182,947 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	635	929
Additional paid-in capital	17,853,006	14,846,199
Accumulated deficit	(12,853,637)	(9,847,124)
Total stockholders’ equity	5,000,004	5,000,004
Total Liabilities and Stockholders’ Equity	$117,725,426	$249,715,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF INDUSTRIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative costs	$485,980	$221,356	$895,511	$324,803
Loss from operations	(485,980)	(221,356)	(895,511)	(324,803)

Other incomes (expenses):
Investment income on Trust Account	72,958	1,471,028	845,679	2,893,394
Change in fair value of warrant liability	—	(575,279)	(2,800,110)	(3,376,517)
Total other income (expenses)	72,958	895,749	(1,954,431)	(483,123)

Income (loss) before income tax expense	(413,022)	674,393	(2,849,942)	(807,926)
Income tax expense	4,821	319,342	156,571	611,714
Net income (loss)	$(417,843)	$355,051	$(3,006,513)	$(1,419,640)

Weighted average shares outstanding of Public Shares	13,585,117	24,376,512	18,980,815	24,376,512
Basic and diluted net income per share, Public Shares	$0.00	$0.05	$0.03	$0.09
Weighted average shares outstanding of Founder Shares	6,094,128	6,094,128	6,094,128	6,094,128
Basic and diluted net loss per share, Founder Shares	$(0.07)	$(0.13)	$(0.59)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF INDUSTRIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the six months ended June 30, 2020
					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	9,287,693	$929	$14,846,199	$(9,847,124)	$5,000,004
Reclassification of warrant liabilities to equity upon exercising of the Warrant Adjustment Provision	—	—	35,302,760	—	35,302,760
Shares subject to possible redemption	(3,193,565)	(320)	(31,935,330)	—	(31,935,650)
Net loss	—	—	—	(2,588,670)	(2,588,670)
Balance - March 31, 2020 (unaudited)	6,094,128	$609	$18,213,629	$(12,435,794)	$5,778,444
Shares subject to possible redemption (1)	252,586	26	(360,623)	—	(360,597)
Net loss	—	—	—	(417,843)	(417,843)
Balance - June 30, 2020 (unaudited)	6,346,714	$635	$17,853,006	$(12,853,637)	$5,000,004

(1)Including the redemption of 12,921,275 Public Shares on April 16, 2020

	For the six months ended June 30, 2019
					Total
	Common Stock		Additional Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	7,893,844	$789	$923,412	$4,075,806	$5,000,007
Additional offering costs	—	—	(15,564)	—	(15,564)
Shares subject to possible redemption	179,025	18	1,790,232	—	1,790,250
Net loss	—	—	—	(1,774,691)	(1,774,691)
Balance - March 31, 2019 (unaudited)	8,072,869	$807	$2,698,080	$2,301,115	$5,000,002
Shares subject to possible redemption	(35,505)	(4)	(355,046)	—	(355,050)
Net income	—	—	—	355,051	355,051
Balance - June 30, 2019 (unaudited)	8,037,364	$803	$2,343,034	$2,656,166	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAF INDUSTRIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,006,513)	$(1,419,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(845,679)	(2,893,394)
Change in fair value of warrant liability	2,800,110	3,376,517
Changes in operating assets and liabilities:
Prepaid expenses	(18,593)	(89,848)
Accounts payable	139,733	(97,029)
Accrued expenses	358,696	(14,500)
Franchise tax payable	(99,900)	(3,013)
Income tax payable	(83,429)	(214,655)
Net cash used in operating activities	(755,575)	(1,355,562)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay franchise and income taxes	440,000	947,145
Withdrawal from Trust Account for redemption of Public Shares	132,099,207	—
Net cash provided by investing activities	132,539,207	947,145

Cash Flows from Financing Activities:
Payment of offering costs	—	(100,564)
Redemption of Public Shares	(132,099,207)	—
Net cash used in financing activities	(132,099,207)	(100,564)

Net decrease in cash	(315,575)	(508,981)

Cash - beginning of the period	698,322	1,440,897
Cash - end of the period	$382,747	$931,916

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$32,296,247	$(1,435,200)

Supplemental cash flow activities:
Cash paid for income taxes	$240,000	$943,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On July 2, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with VL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Velodyne Lidar, Inc., ("Velodyne"). See the Proposed Business Combination described below.

As of June 30, 2020, the Company had not commenced any operations. All activity up to June 30, 2020 related to the Company’s formation and preparation for the initial public offering (the “Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, the Company consummated the private placement (“Private Placement”) of 14,150,605 warrants (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, with the Sponsor, generating gross proceeds of approximately $7.08 million (Note 4). See the "Proposed Business Combination" section below, including the description of the Sponsor Agreement, pursuant to which the Private Placement Warrants will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

Upon the closing of the Initial Public Offering, the Over-allotment and the Private Placement, approximately $243.8 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and Private Placement Warrants in the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The proceeds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Certificate of Incorporation”) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the time provided in the Second Amended and Restated Certificate of Incorporation or to provide for redemption in connection with a Business Combination and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete a Business Combination within the time provided in the Second Amended and Restated Certificate of Incorporation, subject to applicable law.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company originally had 18 months from the closing of the Initial Public Offering (by April 18, 2020) to complete a Business Combination. On April 16, 2020, the Company filed an amendment (the “Extension Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from April 18, 2020 to July 31, 2020. The Company’s stockholders approved the Extension Amendment at a special meeting in lieu of the 2020 annual meeting of stockholders of the Company (the “Special Meeting”) on April 16, 2020.  In connection with the Extension, an aggregate 12,921,275 shares of the Company’s common stock were redeemed, and approximately $132.1 million was withdrawn out of the Trust Account to pay for such redemption, leaving approximately $117.1 million remaining in the Company’s Trust Account to consummate a Business Combination. On July 23, 2020, the Company filed an amendment (the “Second Extension Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to further extend the date by which the Company has to consummate a Business Combination (the “Second Extension”) from July 31, 2020 to October 31, 2020 (the “Combination Period”). The Company’s stockholders approved the Second Extension Amendment at a special meeting of stockholders of the Company on July 23, 2020. In connection with the Second Extension, an aggregate 1,105 shares of the Company’s common stock were redeemed, and approximately $11,000 was withdrawn out of the Trust Account to pay for such redemption, leaving approximately $117.1 million remaining in the Company's Trust Account to consummate a Business Combination.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to indemnify the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020,or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

Merger Agreement

On July 2, 2020, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with VL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and Velodyne  Lidar, Inc., (“Velodyne”).

Pursuant to the terms of the Merger Agreement, the Company will acquire Velodyne through the merger of Merger Sub with and into Velodyne, with Velodyne surviving the merger (the "Merger"). At the effective time of the Merger (the "Effective Time"), each share of Velodyne common stock, par value $0.0001 per share ("Velodyne common stock"), series A preferred stock, par value $0.0001 per share, series B preferred stock, par value $0.0001 per share, and series B-1 preferred stock, par value $0.0001 per share, (collectively, the "Velodyne capital stock") will be converted into the right to receive shares of common stock, par value $0.0001 per share, of the Company (the "Common Stock") in an aggregate amount which shall not exceed, taken together with any shares issuable in respect of vested equity awards of Velodyne, 143,575,763 shares of Common Stock. In addition, at the Effective Time, each outstanding and unsettled restricted stock unit in respect of shares of Velodyne common stock, option to purchase Velodyne common stock and unvested restricted share of Velodyne common stock will be rolled over into restricted stock units, options, or restricted shares, respectively, of Common Stock in accordance with the terms of the Merger Agreement. Prior to the closing of the Business Combination (the "Closing"), Velodyne intends to enter into agreements with certain of its shareholders pursuant to which, contemporaneously with the Closing, it will repurchase and cancel shares of Velodyne capital stock from such shareholders in exchange for an aggregate amount of cash not to exceed $50,000,000, to be paid by the Company following the Closing. The Company and Velodyne expect to offer such holders the option to receive, in lieu of cash, additional shares of common stock valued at $10.25 per share, or up to an additional 4,878,048 shares of common stock if all Velodyne equity holders elect to receive shares. Upon the closing of the Business Combination (the “Closing”), the former Velodyne equity holders are expected to hold, in the aggregate, approximately 83.4% of the issued and outstanding shares of common stock, assuming $50,000,000 of cash is used to repurchase Velodyne shares.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under the Merger Agreement, certain Velodyne equity holders will also be entitled to receive, in the aggregate, up to an additional 2,000,000 shares of common stock (including in the form of awards of restricted stock units settleable in shares of common stock) if the closing trading price of our common stock was greater than or equal to $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the Merger Agreement and ending on the date that is six months after the Closing (“Earnout Trading Price”). Because the Earnout Trading Price was met on July 30, 2020, Velodyne equity holders will be entitled to receive such additional shares upon the Closing. In addition, Graf Acquisition LLC (our “Sponsor”) will retain 2,507,000 founder shares that were initially purchased by the Sponsor in a private placement prior to our IPO (the “Founder Shares”), including 275,000 "Earnout Founder Shares" that vested upon the achievement of the Earnout Trading Price on July 30, 2020, as described above.

Pursuant to the terms of the Merger Agreement, the Company is required to use commercially reasonable efforts to cause the Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement (the "Transactions") to be approved for listing prior to the Closing. Following the Closing, the Company agreed to comply with the terms of any registration rights agreements by which Velodyne is bound in favor of Velodyne's stockholders, treating shares of Common Stock to be held by such stockholders as registrable securities under such agreements.

The consummation of the Merger is subject to the receipt of the requisite approval of the stockholders of each of the Company and Velodyne (such approvals, the "the Company stockholder approval" and the "Velodyne stockholder approval", respectively) and the fulfillment of certain other conditions.

The consummation of the Merger is conditioned upon, among other things, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act (the "HSR Act"), (ii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Merger, (iii) receipt of Graf stockholder approval, (iv) receipt of Velodyne stockholder approval, (v) the approval of the Extension (as defined in the Merger Agreement) and the other matters presented for Graf. On July 23, 2020, the Graf's shareholders approved the Extension. On August 4, 2020, the Company received notice that the Federal Trade Commission granted early termination of the waiting period under the HSR Act with respect to the transactions contemplated by the Merger Agreement.

The obligations of Graf to consummate the Merger are also conditioned upon, among other things, customary closing conditions and the entering into employment agreements with certain officers of Velodyne on terms and conditions reasonably satisfactory to Graf (but no less favorable to such employees than their current employment arrangements).

The obligations of Velodyne to consummate the Merger also are conditioned upon, among other things, (i) customary closing conditions, (ii) the amendment and restatement of Graf's certificate of incorporation in substantially the form attached to the Merger Agreement and (iii) evidence that, immediately after the Closing, the funds in the Trust Account (as defined in the Merger Agreement), together with the funding of any amounts payable under the Subscription Agreements (as defined in the Merger Agreement), will be no less than an aggregate amount of $200,000,000.

Support Agreement

In connection with the execution of the Merger Agreement, the Company, Merger Sub and David Hall entered into a support agreement (the "Support Agreement"), providing, among other things, that at any meeting of the Velodyne stockholders and in connection with any written consent of the Velodyne stockholders, Mr. Hall will vote all of the outstanding shares of Velodyne common stock held by Mr. Hall or with respect to which Mr. Hall has the right to vote by proxy (or will execute and deliver a written consent with respect to such shares) in favor of the Merger and the adoption of the Merger Agreement, regardless of whether the Merger is no longer recommended by the Velodyne board of directors in accordance with the Merger Agreement. The shares of Velodyne common stock that are owned by Mr. Hall or with respect to which Mr. Hall has the right to vote by proxy, all of which are subject to the Support Agreement, represent a majority of the outstanding voting power of Velodyne. In addition, the Support Agreement prohibits Mr. Hall from engaging in activities that have the effect of soliciting an Acquisition Proposal (as defined in the Merger Agreement).

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Sponsor Agreement

In connection with the execution of the Merger Agreement, Graf Acquisition LLC ("Sponsor") entered into a sponsor agreement (the "Sponsor Agreement") with the Company and Velodyne, pursuant to which, among other things, the Sponsor agreed to vote all Founder Shares (as defined in the Sponsor Agreement) beneficially owned by the Sponsor in favor of each of the proposals at the Company special stockholder meeting to be presented for the Company stockholder approval.

The Sponsor Agreement amends and restates, with respect to the Sponsor, the Sponsor's existing letter agreement, dated October 15, 2018 (the "existing sponsor agreement"), but will automatically revert to the existing sponsor agreement if the Merger Agreement is validly terminated.

Pursuant to the Sponsor Agreement, the Sponsor will forfeit 3,519,128 Founder Shares and all of the Private Placement Warrants (as defined in the Sponsor Agreement), in each case for no consideration, immediately prior to (but conditioned and effective upon) completion of the Merger.  Following completion of the Merger, the Sponsor will retain 2,507,000 Founder Shares, 275,000 of which shall be Earnout Founder Shares (as defined in the Sponsor Agreement).  The Sponsor Agreement also provides that all Earnout Founder Shares shall be subject to the Earnout Trading Price performance vesting condition, and accordingly the Earnout Founder Shares vested upon the achievement of the Earnout Trading Price on July 30, 2020, as described above.

The Sponsor Agreement provides that the Sponsor will not redeem any Founder Shares in connection with the Merger. The Sponsor has also agreed, subject to certain exceptions, not to transfer any Founder Shares or any Private Placement Warrants (as defined in the Sponsor Agreement) (or any shares of Common Stock issuable upon exercise thereof) until the earlier of (A) one year after the completion of the Merger and (B) subsequent to the Merger, either (i) the achievement of a $12.00 Stock Price Level (provided that the applicable thirty (30) day trading day period commences at least 150 days after the Merger) or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in all of the Company's stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the "Lock-up Period").

The applicable "Stock Price Level" will be considered achieved only when the closing price of Common Stock is greater than or equal to the applicable threshold for any twenty (20) trading days within any thirty (30) trading day period. The Stock Price Levels will be equitably adjusted for any stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange of shares, or any similar event affecting the Common Stock after the date of the Merger Agreement.

The Sponsor Agreement shall terminate on the expiration of the Lock-up Period; provided, however, that if the Merger Agreement is validly terminated, the Sponsor Agreement shall automatically terminate and be of no force and effect and, with respect to the Sponsor, shall revert to the existing sponsor agreement.

Subscription Agreements

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the "Subscription Agreements"), each dated as of July 2, 2020, with certain institutional investors, including the Sponsor (the "Investors"), pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combination, an aggregate of 15,000,000 shares of Common Stock at $10.00 per share to the Investors (including 950,000 shares to the Sponsor), for an aggregate purchase price of $150,000,000. The Sponsor owns approximately 34.3% of the outstanding shares of Common Stock and certain members of the Company's management are members of the Sponsor. The obligations to consummate the subscriptions are conditioned upon, among other things, there being at least $50,000,000 remaining in the Company's trust account on the Closing Date after taking into account redemptions by the Company's public stockholders (if any) and certain customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Going Concern

As of June 30, 2020, the Company had approximately $383,000 outside of the Trust Account, approximately $2.7 million of investment income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital deficit of approximately $96,000 (excluding   tax obligations).

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $130,100 in loans and advances from the Sponsor and officer, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and investment income released from Trust Account of approximately $1.6 million since inception for tax obligations. The Company repaid the loans and the advances to the Sponsor and officer in full on October 18, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined in Note 5) to the Company. To date, the Company has no borrowings under the Working Capital Loans; however, we expect that our sponsor will loan us funds for payment of items related to the Proposed Business Combination, such as the HSR Act review fee, as described above.

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus (the "COVID-19 outbreak"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company's results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's results of operations, financial position and cash flows may be materially adversely affected.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 31, 2020.

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

Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 17,549,365 Public Shares may be redeemed under certain circumstances. Redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity, excluding ordinary liquidation events, which involve the redemption and liquidation of all of the company’s equity instruments. Although the Company did not specify a maximum redemption threshold, the Second Amended and Restated Certificate of Incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 11,202,651 and 21,182,947 Public Shares were classified outside of permanent equity, respectively.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s  unaudited condensed consolidated statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares for three months ended June 30, 2020 and 2019 are calculated by dividing the investment income earned on the Trust Account of approximately $73,000 and approximately $1.5 million, net of applicable taxes and funds available to be withdrawn from the Trust Account of approximately $55,000 and approximately $369,000, resulting in a total of approximately $18,000 and approximately $1.1 million, respectively, by the weighted average number of Public Shares outstanding for the periods. Net loss per share, basic and diluted for Founder Shares (as defined in Note 5) for the three months ended June 30, 2020 and 2019 are calculated by dividing the net loss of approximately $418,000 and net income of approximately $355,000, respectively, less income attributable to Public Shares of approximately $18,000 and approximately $1.1 million, resulted to a net loss of approximately $436,000 and approximately $747,000, respectively, by the weighted average number of Founder Shares outstanding for the periods.

Net income per share, basic and diluted for Public Shares for six months ended June 30, 2020 and 2019 are calculated by dividing the investment income earned on the Trust Account of approximately $846,000 and approximately $2.9 million, net of applicable taxes and funds available to be withdrawn from the Trust Account of approximately $257,000 and approximately $612,000, resulting in a total of approximately $589,000 and approximately $2.3 million, respectively, by the weighted average number of Public Shares outstanding for the periods. Net loss per share, basic and diluted for Founder Shares (as defined in Note 5) for the six months ended June 30, 2020 and 2019 are calculated by dividing the net loss of approximately $3.0 million and approximately $1.4 million, respectively, less income attributable to Public Shares of approximately $589,000 and approximately $2.3 million, resulted to a net loss of approximately $3.6 million and approximately $3.7 million, respectively, by the weighted average number of Founder Shares outstanding for the periods.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company's investments held in Trust Account consists entirely of U.S government securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

The Company sold an aggregate of 24,376,512 Units, including 1,876,512 Units upon the underwriters’ election to partially exercise the Over-allotment, at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Initially, each Public Warrant entitled the holder to purchase one-half of one share of common stock at a price of $11.50 per share if the Company had not consummated a Business Combination within 15 months from the closing of the Initial Public Offering. Since the Company has not consummated a Business Combination within 15 months from the closing of the Initial Public Offering, each Public Warrant will entitle the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per share (such adjustment from one-half of one share to three-quarters of one share, the “Warrant Adjustment Provision”), subject to adjustment in either case (see Note 7). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to this potential adjustment to the settlement amount. See the "Proposed Business Combination" described in Note 1 above, including the description of the Sponsor Agreement, pursuant to which the Private Placement Warrants will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsor purchased an aggregate of 14,150,605 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of approximately $7.08 million. Each Private Placement Warrant has the same terms as the Public Warrants. A portion of the net proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. See the "Proposed Business Combination" described in Note 1 above, including the description of the Sponsor Agreement, pursuant to which the Private Placement Warrants will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional warrants at a price of $0.75 per warrant. To date, the Company has no borrowings under the Working Capital Loans; however, we expect that our sponsor will loan us funds for payment of items related to the Proposed Business Combination, such as the HSR Act review fee, as described above.

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

The Company recorded and paid approximately $2,700 and $2,600 in expenses in connection with such agreement on the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively.

The Company recorded and paid approximately $5,300 and $5,200 in expenses in connection with such agreement on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.

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

This fee is an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of June 30, 2020.

Note 7 — Warrant Liability

The Company previously had outstanding warrants to purchase an aggregate of 19,263,558 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment). The Private Placement Warrants and the Public Warrants were classified as a liability at issuance due to the potential of there being adjustments to the settlement amount of such warrants due to the Warrant Adjustment Provision. On January 18, 2020, the Warrant Adjustment Provision came into effect , and the warrants were no longer classified as a liability and were reclassified to equity. As a result, the shares of common stock underlying the Company’s warrants increased by 9,631,779 shares, totaling 28,895,338.

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption; and
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders.

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

The Company utilizes a binomial Monte-Carlo options pricing model to value the warrants at each reporting period, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. The Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $2.8 million on the accompanying unaudited condensed consolidated statements of operations, resulting in warrant liabilities of $35,302,760 as of January 18, 2020 when the Warrant Adjustment Provision came into effect. The warrant liabilities, after being remeasured, was reclassified to additional paid-in capital within stockholders' equity.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at December 31, 2018	$15,136,749
Change in fair value of warrant liabilities	17,365,901
Warrant liabilities at December 31, 2019	$32,502,650
Change in fair value of warrant liabilities	2,800,110
Reclassification of warrant liabilities to equity upon exercising of the Warrant Adjustment Provision	(35,302,760)
Warrant liabilities at January 18, 2020	$—

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

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements as of January 18, 2020 and December 31, 2019:

	As of December 31,	As of January 18,
	2019	2020
Exercise price	$11.50	$11.50
Stock price	$10.19	$10.11
Volatility	60%	60%
Probability of completing a Business Combination	87%	87%
Expected life of the options to convert	4.97	4.92
Risk-free rate	1.69%	1.63%
Dividend yield	0.0%	0.0%
Discount for lack of marketability (1)	10.0%	10.0%

(1)	The discount for lack of marketability relates only to the Private Placement Warrants.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

June 30, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$117,294,619	$—	$—

December 31, 2019

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$248,988,147	$—	$—
Warrant liabilities	$—	$—	$32,502,650

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels of the hierarchy for the six months ended June 30, 2020.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 17,549,365 and 30,470,640 shares of common stock issued or outstanding, including an aggregate of 11,202,651 and 21,182,947 shares of common stock classified outside of subject to possible redemption, respectively.

GRAF INDUSTRIAL CORP.

 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

As more fully described in Note 1 above, on July 2, 2020, the Company entered into a definitive agreement for a business combination with Velodyne Lidar, Inc. and on July 23, 2020, the Company filed the Second Extension Amendment to further extend the date by which the Company has to consummate a business combination from July 31, 2020 to October 31, 2020. In connection with the Second Extension, an aggregate 1,105 shares of our common stock was redeemed, and approximately $11,000 was withdrawn out of the trust account to pay for such redemption leaving approximately $117.1 million remaining in our trust account to consummate a business combination.

On August 5, 2020, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of its initial business combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) October 31, 2020 and (ii) the effective date of its initial business combination (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of Company common stock, at a conversion price of $0.75 per warrant, with each warrant entitling the holder to purchase three-fourths (3/4) of one share of common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Graf Industrial Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, our possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ending December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020 and Part II, Item 1A. Risk Factors herein. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Each unit consists of one share of common stock and one redeemable warrant (a “public warrant”). Each public warrant initially entitled the holder to purchase one-half of one share of common stock at a price of $11.50 per share, provided, that since we did not consummated a business combination within 15 months from the closing of the initial public offering, each public warrant was adjusted so that it now entitles the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per share (such adjustment from one-half of one share to three-quarters of one share, the “warrant adjustment provision”), subject to adjustment in either case. On January 18, 2020, the warrant adjustment provision came into effect. As a result, the shares of common stock underlying our warrants increased by 9,631,779 shares, totaling 28,895,338.

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

We originally had 18 months from the closing of the Initial Public Offering (by April 18, 2020) to complete a business combination. On April 16, 2020, we filed an amendment (the “extension amendment”) to our second amended and restated certificate of incorporation (as amended, the “charter”) to extend the date by which we have to consummate a business combination (the “extension”) from April 18, 2020 to July 31, 2020. Our stockholders approved the extension amendment at a special meeting in lieu of the 2020 annual meeting of our stockholders (the “special meeting”) on April 16, 2020.  In connection with the extension, an aggregate 12,921,275 shares of our common stock was redeemed, and approximately $132.1 million was withdrawn out of the trust account to pay for such redemption leaving approximately $117.1 million remaining in our trust account to consummate a business combination. On July 23, 2020, we filed an amendment (the “Second Extension Amendment”) to our charter to further extend the date by which the Company has to consummate a business combination (the “Second Extension”) from July 31, 2020 to October 31, 2020 (the “combination period”). Our stockholders approved the Second Extension Amendment at a special meeting of stockholders of the Company on July 23, 2020. In connection with the Second Extension, an aggregate 1,105 shares of our common stock was redeemed, and approximately $11,000 was withdrawn out of the trust account to pay for such redemption leaving approximately $117.1 million remaining in our trust account to consummate a business combination.

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

Proposed Business Combination

On July 2, 2020, we entered into a Merger Agreement with VL Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Velodyne Lidar, Inc., (“Velodyne”), as further described in Note 1 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q.

Going Concern

As of June 30, 2020, we had approximately $383,000 outside of the trust account, approximately $2.7 million of investment income available in the trust account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), and a working capital deficit of approximately $96,000 (excluding the warrant liability and tax obligations).

Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares (as defined herein) to our sponsor, $130,100 in loans and advances from our sponsor and officer, the net proceeds from the consummation of the private placement not held in Trust, and investment income released from trust account of approximately $1.3 million since inception for tax obligations. We repaid the loans and advances to our sponsor and officer on October 18, 2018.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). To date, we have no borrowings under the working capital loans; however, we expect that our sponsor will loan us funds for payment of items related to the Proposed Business Combination, such as the Hart-Scott-Rodino Act (the “HSR Act”) review fee, as described above.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 31, 2020.

Results of Operations

Our entire activity since inception up to June 30, 2020 related to our formation, commencement of the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of approximately $418,000, which consisted of approximately $73,000 in investment income, offset by approximately $486,000 in general and administrative costs, and approximately $4,900 in income tax expense.

For the three months ended June 30, 2019, we had net income of approximately $355,000, which consisted of approximately $1.5 million in investment income, approximately $575,000 in change in fair value of warrant liabilities, offset by approximately $221,000 in general and administrative costs, and approximately $319,000 in income tax expense.

For the six months ended June 30, 2020, we had a net loss of approximately $3.0 million, which consisted of approximately $846,000 in investment income, offset by approximately $2.8 million in change in fair value of warrant liabilities, approximately $896,000 in general and administrative costs, and approximately $157,000 in income tax expense.

For the six months ended June 30, 2019, we had a net loss of approximately $1.4 million, which consisted of approximately $2.9 million in investment income, offset by approximately $3.4 million in change in fair value of warrant liabilities, approximately $325,000 in general and administrative costs, and approximately $612,000 in income tax expense.

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

Private Placement

Simultaneously with the closing of the initial public offering and the over-allotment, we consummated the private placement of 14,150,605 private placement warrants at a price of $0.50 per private placement warrant, with the sponsor generating gross proceeds of approximately $7.08 million. The private placement warrants have the same terms as the warrants sold as components of the units in the initial public offering. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within the Combination Period, the private placement warrants will expire worthless. Furthermore, as described above, pursuant to the terms of the Sponsor Agreement, the private placement warrants will be automatically cancelled immediately prior to the closing of the business combination with Velodyne.

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

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, the Company would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into additional warrants at a price of $0.75 per warrant. As of June 30, 2020, there were no working capital loans; however, we expect that our sponsor will loan us funds for payment of items related to the Proposed Business Combination, such as the HSR Act review fee, as described above.

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

We recorded and paid approximately $2,700 and $2,600 in expenses in connection with such agreement on the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively.

We recorded and paid approximately $5,300 and $5,200 in expenses in connection with such agreement on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  Our investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Common Stock Subject to Possible Redemption

All of the 17,549,365 public shares may be redeemed under certain circumstances. Redemption provisions not solely within our control require the security to be classified outside of permanent equity, excluding ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments. Although we did not specify a maximum redemption threshold, the second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 11,202,651 and 21,182,947 public shares were classified outside of permanent equity, respectively.

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

Our unaudited condensed consolidated statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for public shares for three months ended June 30, 2020 and 2019 are calculated by dividing the investment income earned on the trust account of approximately $73,000 and approximately $1.5 million, net of applicable taxes and funds available to be withdrawn from the trust account of approximately $55,000 and approximately $369,000, resulting in a total of approximately $18,000 and approximately $1.1 million, respectively, by the weighted average number of public shares outstanding for the periods. Net loss per share, basic and diluted for founder shares for the three months ended June 30, 2020 and 2019 are calculated by dividing the net loss of approximately $418,000 and net income of approximately $355,000, less income attributable to public shares of approximately $18,000 and approximately $1.1 million, resulted to a net loss of approximately $436,000 and approximately $747,000, respectively, by the weighted average number of founder shares outstanding for the periods.

Net income per share, basic and diluted for public shares for six months ended June 30, 2020 and 2019 are calculated by dividing the investment income earned on the trust account of approximately $846,000 and approximately $2.9 million, net of applicable taxes and funds available to be withdrawn from the trust account of approximately $257,000 and approximately $612,000, resulting in a total of approximately $589,000 and approximately $2.3 million, respectively, by the weighted average number of public shares outstanding for the periods. Net loss per share, basic and diluted for founder shares for the six months ended June 30, 2020 and 2019 are calculated by dividing the net loss of approximately $3.0 million and $1.4 million, less income attributable to public shares of approximately $589,000 and approximately $2.3 million, resulted to a net loss of approximately $3.6 million and approximately $3.7 million, respectively, by the weighted average number of founder shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

On August 4, 2020, a purported shareholder of the Company commenced a putative class action against the Company and its directors in the Supreme Court of the State of New York, New York County.  The Plaintiff alleges that the Board members, aided and abetted by the Company, breached their fiduciary duties by entering into the Merger Agreement with Velodyne.  The Plaintiff alleges that the Merger Agreement undervalues Graf, was the result of an improper process and that the Company’s disclosure concerning the proposed Merger is inadequate.  As a result of these alleged breaches of fiduciary duty, the Plaintiff seeks, among other things, to enjoin the Merger or, in the event it is consummated, an award of rescissory damages.  The Company believes the claim is without merit and intends to defend itself vigorously.

Item 1A.Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination, including the Proposed Business Combination described in Note 1 of this report, if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

Additional risk factors related to the Proposed Business Combination described in Note 1 are set forth in our preliminary proxy statement filed with the SEC on July 15, 2020 and are incorporated herein by reference.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Simultaneously with the closing of the initial public offering and the over-allotment, we consummated the private placement of 14,150,605 private placement warrants at a price of $0.50 per private placement warrant, with the sponsor generating gross proceeds of approximately $7.08 million. The private placement warrants have the same terms as the warrants sold as components of the units in the initial public offering. Each private placement warrant was initially exercisable for one-half of one share of common stock at a price of $11.50 per whole share, provided that since we did not consummate a business combination within 15 months from the closing of the initial public offering, each private placement warrant was adjusted so that it now entitles the holder thereof to purchase three-quarters of one share of common stock at a price of $11.50 per share, subject to adjustment in either case. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within the combination period, the private placement warrants will expire worthless.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description

2.1

Merger Agreement, dated as of July 2, 2020, by and among the Graf Industrial Corp., Velodyne Lidar, Inc. and the other parties thereto (incorporated by reference to Annex A to the Company's Preliminary Proxy Statement filed with the SEC on July 15, 2020).

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).

3.2

Amendment No. 1 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38703), filed with the SEC on April 16, 2020).

3.3

Amendment No. 2 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38703), filed with the SEC on July 23, 2020).

10.1

Support Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and David Hall (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38703), filed with the SEC on July 6, 2020).

10.2

Sponsor Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp, Graf Acquisition LLC and Velodyne Lidar, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38703), filed with the SEC on July 6, 2020).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38703), filed with the SEC on July 6, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2020.

GRAF INDUSTRIAL CORP.

By:	/s/ James A. Graf
	Name:	James A. Graf
	Title:	Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)