Form 10-Q
period 2020-09-30
Velodyne Lidar, Inc.
filed 2020-11-09
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to ___________________

Commission file number: 001-38703

VELODYNE LIDAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1138508
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Velodyne Lidar, Inc.
5521 Hellyer Avenue
San Jose, CA	95138
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (669) 275-2251

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	VLDR	The Nasdaq Stock Market LLC
Warrants, each exercisable for three-quarters of one share of common stock	VLDRW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2020, the registrant had 168,713,296 shares of common stock, $0.0001 par value per share, outstanding.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

PART I. Financial Information

Item 1. Consolidated Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$297,853	$60,004
Short-term investments	—	2,199
Accounts receivable, net	19,405	11,863
Inventories, net	16,422	14,987
Prepaid and other current assets	10,906	12,918
Total current assets	344,586	101,971
Property, plant and equipment, net	17,808	26,278
Goodwill	1,189	1,189
Intangible assets, net	723	982
Contract assets	5,626	—
Other assets	632	5,755
Total assets	$370,564	$136,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,447	$6,923
Accrued expense and other current liabilities	41,134	31,160
Contract liabilities	6,574	18,261
Total current liabilities	58,155	56,344
Long-term tax liabilities	605	1,360
Other long-term liabilities	26,302	2,225
Total liabilities	85,062	59,929
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,250,000,000 shares authorized; 168,713,296 and 137,911,975 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	17	14
Additional paid-in capital	489,920	240,464
Accumulated other comprehensive loss	(211)	(216)
Accumulated deficit	(204,224)	(164,016)
Total stockholders' equity	285,502	76,246
Total liabilities and stockholders' equity	$370,564	$136,175
See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	$26,099	$11,698	$53,948	$63,234
License and services	6,000	1,819	23,568	19,192
Total revenue	32,099	13,517	77,516	82,426
Cost of revenue:
Product	16,482	14,430	46,027	51,384
License and services	648	180	1,032	1,498
Total cost of revenue	17,130	14,610	47,059	52,882
Gross profit	14,969	(1,093)	30,457	29,544
Operating expenses:
Research and development	10,535	16,521	39,653	42,211
Sales and marketing	4,126	5,126	12,798	15,945
General and administrative	10,579	4,148	26,942	10,637
Gain on sale of assets held-for-sale	(7,529)	—	(7,529)	—
Restructuring	—	—	1,043	—
Total operating expenses	17,711	25,795	72,907	68,793
Operating loss	(2,742)	(26,888)	(42,450)	(39,249)
Interest income	2	191	119	946
Interest expense	(31)	(18)	(69)	(45)
Other income (expense), net	38	(42)	(105)	(15)
Loss before income taxes	(2,733)	(26,757)	(42,505)	(38,363)
Provision for (benefit from) income taxes	2,562	70	(4,098)	122
Net loss	$(5,295)	$(26,827)	$(38,407)	$(38,485)
Net loss per share:
Basic and diluted	$(0.04)	$(0.20)	$(0.28)	$(0.29)
Weighted-average shares used in computing net loss per share:
Basic and diluted	140,490,370	133,033,927	139,425,745	133,033,927

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,295)	$(26,827)	$(38,407)	$(38,485)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on available for sale securities	—	(4)	—	18
Foreign currency translation adjustments	39	(8)	5	(67)
Total other comprehensive income (loss), net of tax	39	(12)	5	(49)
Comprehensive loss	$(5,256)	$(26,839)	$(38,402)	$(38,534)

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock (Pre-Combination)		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019, as previously reported	8,772,852	$1	1,375,440	$—	1,375,440	$—	34,252,578	$3	—	$—	$240,474	$(216)	$(164,016)	$76,246
Retroactive application of the recapitalization	(8,772,852)	(1)	(1,375,440)	—	(1,375,440)	—	(34,252,578)	(3)	137,911,975	14	(10)	—	—	—
Balance at December 31, 2019, as adjusted	—	—	—	—	—	—	—	—	137,911,975	14	240,464	(216)	(164,016)	76,246
Share-based compensation	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,385)	(23,385)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	137,911,975	$14	240,485	(218)	(187,401)	$52,880
Issuance of Series B-1 convertible preferred stock at $10.25 per share on April 1, 2020, net of issuance cost of $81	—	—	—	—	—	—	—	—	1,951,219	—	19,919	—	—	19,919
Share-based compensation	—	—	—	—	—	—	—	—	—	—	135	—	—	135
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,727)	(9,727)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	139,863,194	14	260,539	(250)	(197,128)	63,175
Recapitalization transaction, net of transaction cost of $21,902	—	—	—	—	—	—	—	—	29,025,846	3	229,296	—	—	229,299
Repurchase of common stock	—	—	—	—	—	—	—	—	(175,744)	—	—	—	(1,801)	(1,801)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	85	—	—	85
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,295)	(5,295)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	168,713,296	$17	$489,920	$(211)	$(204,224)	$285,502

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock (Pre-Combination)		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018, as previously reported	8,772,852	$1	1,375,440	$—	—	$—	34,252,578	$3	—	$—	$190,549	$(148)	$(96,790)	$93,615
Retroactive application of the recapitalization	(8,772,852)	(1)	(1,375,440)	—	—	—	(34,252,578)	(3)	133,033,927	13	(9)	—	—	—
Balance at December 31, 2018, as adjusted	—	—	—	—	—	—	—	—	133,033,927	13	190,540	(148)	(96,790)	93,615
Share-based compensation	—	—	—	—	—	—	—	—	—	—	52	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,182)	(2,182)
Balance at March 31, 2019	—	—	—	—	—	—	—	—	133,033,927	$13	$190,592	$(156)	$(98,972)	$91,477
Share-based compensation	—	—	—	—	—	—	—	—	—	—	34	—	—	34
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,476)	(9,476)
Balance at June 30, 2019	—	—	—	—	—	—	—	—	133,033,927	13	190,626	(185)	(108,448)	82,006
Share-based compensation	—	—	—	—	—	—	—	—	—	—	25	—	—	25
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,827)	(26,827)
Balance at September 30, 2019	—	$—	—	$—	—	$—	—	$—	133,033,927	$13	$190,651	$(197)	$(135,275)	$55,192

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,407)	$(38,485)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,342	5,804
Stock-based compensation	241	111
Write-off of deferred IPO costs	3,548	—
Gain on sale of assets held-for-sale	(7,529)	—
Provision for doubtful accounts	525	418
Other	74	(418)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,067)	7,769
Inventories, net	3,329	(2,074)
Prepaid and other current assets	2,510	(5,164)
Contract assets	(8,439)	38
Other assets	358	703
Accounts payable	3,188	4,631
Accrued expenses and other liabilities	(9,812)	7,932
Contract liabilities	2,512	(1,275)
Net cash used in operating activities	(49,627)	(20,010)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,197)	(4,805)
Proceeds from sale of assets held-for-sale	12,275	—
Proceeds from sales of short-term investments	—	8,903
Proceeds from maturities of short-term investments	2,200	48,250
Purchase of short-term investments	—	(28,823)
Considerations paid for acquisition	—	(2,473)
Net cash provided by investing activities	12,278	21,052
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs of $81	19,919	—
Proceeds from Business Combination and PIPE offering, net of transaction costs of $2,830	248,303	—
Repurchase of common stock	(1,801)	—
Cash paid for IPO costs	(1,144)	—
Proceeds from notes payable	10,000	—
Net cash provided by (used in) financing activities	275,277	—
Effect of exchange rate fluctuations on cash and cash equivalent	(79)	(67)
Net increase in cash and cash equivalents	237,849	975
Beginning cash and cash equivalents	60,004	23,904
Ending cash and cash equivalents	$297,853	$24,879

Supplemental disclosures of cash flow information:
Cash paid for interest	$69	$45
Cash paid for (received from) income taxes, net	(7,806)	540
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment	$237	$105
Transaction costs included in accounts payable	339	—
Transaction costs included in accrued liabilities	18,733	—
See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business, Background and Nature of Operations

Velodyne Lidar, Inc. (the Company, Velodyne or Velodyne Lidar) provides smart vision solutions that are advancing the development of safe automated systems throughout the world. The Company’s technology, which is used in various automotive and non- automotive applications, is empowering the autonomous revolution by allowing machines to see their surroundings in real-time and in 3D.

Graf Industrial Corp. (Graf), the Company’s predecessor, was originally incorporated in Delaware as a special purpose acquisition company. On September 29, 2020 (the Closing Date), Graf consummated a business combination (the Business Combination) pursuant to an Agreement and Plan of Merger dated as of July 2, 2020, as amended on August 20, 2020 and clarified in an Acknowledgement Letter dated as of the same day (the Merger Agreement) by and among Graf, VL Merger Sub Inc., a wholly owned subsidiary of Graf, and Velodyne Lidar, Inc. (the pre-combination Velodyne). Immediately upon the consummation of the Business Combination, VL Merger Sub Inc. merged with and into the pre-combination Velodyne, with the pre-combination Velodyne surviving the merger as a wholly owned subsidiary of the Company. Graf changed its name to Velodyne Lidar, Inc. and the pre-combination Velodyne changed its name to Velodyne Lidar USA, Inc.

The Company’s common stock and warrants are now listed on the Nasdaq Global Select market under the symbols “VLDR” and “VLDRW”, respectively. Unless the context otherwise requires, “we,” “us,” “our,” “Velodyne,” “Velodyne Lidar” and the “Company” refers to Velodyne Lidar Inc., the combined company and its subsidiaries following the Business Combination. Refer to Note 2 for further discussion of the Business Combination.

The Company has evaluated how it is organized and managed and has identified only one operating segment.

Unaudited Interim Financial Statements

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 14, 2020.

Basis of Presentation
The Business Combination is accounted for as a reverse recapitalization as the pre-combination Velodyne was determined to be the accounting acquirer under Financial Accounting Standards Board (FASB)’s Accounting Standards Codification Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

• the equity holders of the pre-combination Velodyne hold the majority of voting rights in the Company;
• the board of directors of the pre-combination Velodyne represent majority of the board of directors of the Company;
• the senior management of the pre-combination Velodyne became the senior management of the Company; and
• the operations of the pre-combination Velodyne comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding capital stock of the the pre-combination Velodyne was converted into common stock of the Company, par value $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. The pre-combination Velodyne was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of the pre-combination Velodyne. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. The number of shares of preferred stock was also retroactively restated in shares reflecting the exchange ratio, and the carrying amounts of preferred stock are based on the fair value of its redemption amount on each reporting date. All preferred stock was converted into shares of the Company’s common stock on the Closing Date.

Principles of Consolidation and Liquidity

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has funded its operations primarily through the Business Combination, issuances of preferred stock and sales to customers. As of September 30, 2020, the Company’s existing sources of liquidity included cash and cash equivalents of $297.9 million and available borrowing capacity of $25.0 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least one year from the date the unaudited interim condensed consolidated financial statements were available for issuance.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents, and short-term investments with high-quality financial institutes with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
The Company’s accounts receivable are derived from customers located both inside and outside the U.S. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was as follows:

	September 30,	December 31,
	2020	2019
Number of customers accounted for 10% or more of accounts receivable	3	3
Number of vendors accounted for 10% or more of accounts payable	3	2

One customer accounted for 28% of the Company’s accounts receivable as of September 30, 2020. One vendor accounted for 39% and 36% of accounts payable as of September 30, 2020 and December 31, 2019.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include standalone selling price (SSP) for each distinct performance obligation in its customer contracts, total estimated costs and related progress towards complete satisfaction of performance obligation in certain services arrangements, allowances for doubtful accounts, inventory reserves, warranty reserves, valuation allowance for deferred tax assets, stock-based compensation, useful lives of property, plant, and equipment and intangible assets, income tax uncertainties, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.

Reclassification
Certain prior year balance sheet amounts have been reclassified to conform with current year presentation.

Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturity of three months or less at date of purchase to be cash equivalents. Cash equivalents were $286.2 million and $44.7 million as of September 30, 2020 and December 31, 2019, respectively.

Short-term investments generally consist of commercial paper and corporate debt securities. Short-term investments were zero and $2.2 million as of September 30, 2020 and December 31, 2019, respectively. They are classified as available-for-sale securities and are recognized at fair value. Unrealized gains and losses, net of tax, are reported as a separate component of accumulated other comprehensive loss within the stockholders’ equity. Unrealized gains and losses on the Company’s short-term investments were not significant as of September 30, 2020 and December 31, 2019 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company writes off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Changes in the Company’s allowance for doubtful accounts were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$467	$357
Charged to costs and expenses	525	418
Uncollectible accounts written off, net of recoveries	(101)	—
Ending balance	$891	$775

The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories
Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company charges cost of revenue for write-downs of inventories which are obsolete or in excess of anticipated demand based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, demand forecasts, historical revenue, and assumptions about future demand and market conditions. The net change in the Company’s inventory reserve was $(1.8) million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $2.4 million for the three and nine months ended September 30, 2019, respectively. The estimated cost of inventories not expected to be used in production within one year is reflected in other assets in the consolidated balance sheets.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the respective assets. Additions, major improvements and betterments are capitalized, and maintenance and repairs are expensed as incurred. Assets are held in asset under construction until placed in service, upon which date, the Company begins to depreciate the assets over their estimated useful lives. The estimated useful lives of the assets are as follows: buildings, 15-30 years; building improvements, 7-15 years, leasehold improvements, 5-7 years which is the lesser of the life of the improvement or the lease term; machinery and equipment, furniture and fixtures, vehicles and software, 3-5 years.

Assets Held for Sale
The Company considers assets to be held for sale when management approves and commits to a plan to actively market the assets for sale at a reasonable price in relation to its fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company ceases to record deprecation expenses and measures the assets at the lower of their carrying value or estimated fair value less costs to sell. Assets held for sale are included as other current assets in the Company’s consolidated balance sheets and the gain or loss from sale of assets held for sale is included in the Company's general and administrative expenses.

Business Combinations
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The acquisition date is the date on which the Company obtains operating control over the acquired business. The consideration paid is determined on the acquisition date and the acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. Assets acquired and liabilities assumed by the Company are recorded at their estimated fair values, while goodwill is measured as the excess of the consideration transferred over the fair value of the net identifiable assets acquired and liabilities assumed.

Goodwill
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets acquired and liabilities assumed when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. When evaluating recoverability, the Company compares the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, the Company would record an impairment loss equal to the difference.

Long-Lived Assets
Long-lived assets, such as property, plant and equipment, intangible assets and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, as considered necessary. No impairment loss was recognized in the three and nine months ended September 30, 2020 and September 30, 2019.

Foreign Currency
The U.S. dollar is the functional currency of the Company’s consolidated entities operating in the U.S. and certain of its subsidiaries operating outside of the U.S. For transactions entered into a currency other than its functional currency, the monetary assets and liabilities are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are re-measured at historical rates. Income and expenses are re-measured at the average exchange rate prevailing during the period. Gains and losses resulting from the re-measurement of these subsidiaries’ financial statements are included in the consolidated statements of operations.
For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated at the local current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss.
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in other income (expense) in the consolidated statements of operations. Net foreign exchange gain (loss) recorded in the Company’s consolidated statements of operations was insignificant for all periods presented.

Revenue Recognition
The Company accounts for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration it is entitled to. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services and Revenue Recognition
The majority of the Company’s revenue comes from product sales of lidar sensors to direct customers and distributors. Revenue is recognized at a point in time when control of the goods are transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. For custom products that require engineering and development based on customer requirements, the Company recognizes revenue over time using an output method based on units of product shipped to date relative to total production units under the contract. Amounts billed to customers for shipping and handling are included in revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Accounts receivable are due under normal trade terms, typically 60 days or less.

The Company’s license and services revenue consist primarily of product development, validation and repair services, intellectual property (IP) license and royalties revenue. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For product development and validation service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred over as the Company’s inputs incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (cost-to-cost) as the services are provided. For product repair service, revenue is recognized when the repair services are complete and repaired products are shipped to customer.
The Company licenses rights to its IP to certain customers and collects royalties based on customer’s product sales. IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes license revenue upon delivery of the IP if there are no substantive future obligations to perform under the arrangement. Contract Liabilities is recorded when license payments received from licensees relating to long-term license contracts for which the Company has future obligations under the license agreements. The Company classifies contract liabilities as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date. Royalties from the license of IP are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated.

Arrangements with Multiple Performance Obligations
When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price. The standalone selling price reflects the price the Company would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. If the selling price is not directly observable, the Company generally uses the cost plus margin approach to estimate standalone selling price. Costs related to products delivered are recognized in the period revenue is recognized.
The Company provides standard product warranties for a term of typically one year to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. Please see Product Warranty for accounting policy on standard warranties. The Company also provides service type extended warranties for an additional term ranging up to two additional years. For service type extended warranty contracts, the Company allocates revenue to this performance obligation on a relative standalone selling price basis and recognizes the revenue ratably over time during the effective period of the services.

Other Policies, Judgments and Practical Expedients
Costs to obtain a contract. The Company generally expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are recorded at the time of the customer order or product shipment in sales and marketing expense in the Company’s consolidated statements of operations. Commission expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and $(0.2) million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
Right of return. The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit. Therefore the Company does not estimate returns and generally recognizes revenue at contract price upon product shipment or delivery.
Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The amount of the transaction price allocated to unsatisfied performance obligations with a duration of more than 12 months is recorded in long-term contract liability.
Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The expected timing difference between the payment and satisfaction of performance obligations for the vast majority of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers. For arrangements with licenses of intellectual property that include subsequent minimum royalty payments more than one year, the Company adjusts the amount of recorded revenue to reflect the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provides the customer with a significant benefit of financing. The effect of the significant financing component will be recognized as interest income separately from revenue from contracts with customers.
Contract modifications. The Company may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts for the additional products or services as part of the existing contract primarily on a prospective basis.
Judgments and estimates. Accounting for contracts recognized over time under ASC 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

Research and Development
Research and development costs are expensed as incurred.

Advertising
Advertising costs are expensed as incurred and were $0.1 million and $1.3 million, respectively, for the three and nine months ended September 30, 2020, and $0.4 million and $1.9 million, respectively, for the three and nine months ended September 30, 2019, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of loss or the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred. No liabilities for loss contingencies were accrued as of December 31, 2019.

Product Warranties
The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued and charged to cost of revenue in the period that the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s accrued warranty liability, which is included as a component of other accrued expenses was as follows:

	Nine Months Ended September 30,
	2020	2019
Balance as of the beginning of the period	$4,322	$3,531
Warranty provision	1,144	5,061
Consumption	(1,349)	(3,462)
Changes in provision estimates	(899)	(1,587)
Balance as of the end of the period	$3,218	$3,543

Note 2. Business Combination and Related Transactions
On September 29, 2020, the Company consummated a business combination with the pre-combination Velodyne pursuant to the Merger Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, the pre-combination Velodyne was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the pre-combination Velodyne issuing stock for the net assets of Graf, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of the Company are the historical financial statements of the pre-combination Velodyne. The net assets of Graf were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with the pre-combination Velodyne's financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

In connection with the Business Combination, Graf entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 15,000,000 shares of common stock at $10.00 per share (the “Private Placement Shares”) for an aggregate purchase price of $150.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the Private Placement Shares were automatically converted into shares of the Company's common stock on a one-for-one basis.

The aggregate consideration for the Business Combination and proceeds from the Private Placement was approximately $1.8 billion, consisting of (i) $229.3 million in cash at the closing of the Business Combination, net of transaction expenses, and (ii) 150,277,532 shares of common stock valued at $10.25 per share, totaling $1,540.3 million. The common stock consideration consists of up to (1) 143,575,763 shares of Company common stock, including shares issuable in respect of vested equity awards of the pre-combination Velodyne, plus (2) 2,000,000 shares of Company common stock earned due to the satisfaction of the Earnout Condition on July 30, 2020, including 187,861 Earnout RSUs, which are subject to a six-month service condition and are not legally issued and outstanding shares of Company common stock at Closing, plus (3) 4,702,304 shares of Company common stock that were issued to Velodyne equity holders that did not opt to have their respective shares repurchased by the pre-combination Velodyne for cash in a pre-closing tender offer conducted by the pre-combination Velodyne (the “Pre-Closing Tender Offer”). The Company used $1.8 million of the proceeds to repurchase and retire 175,744 shares of Company common stock from certain stockholders in the Pre-Closing Tender Offer.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $21.9 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of September 30, 2020, the Company has $19.1 million of accrued transaction costs, consisting primarily of investment banking fees, in accounts payable and accrued expenses on the consolidated balance sheet. The final amount of investment banking fees payable by the Company has not yet been determined and the actual amount may differ materially from the estimated amount included herein because the Company and its bankers have differing interpretations of the fee structure in their agreement and an estimate of the range of reasonably possible loss (additional fees) cannot be made. The amount accrued represents the Company's best estimate of the amount of investment banking fees the Company will be required to pay.

Note 3. Revenue

Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by geographic region based on the shipping location of the customer, type of good or service and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
	Revenue		Revenue		Revenue		Revenue
Revenue by geography:
North America	$22,081	69%	$6,609	49%	$35,984	46%	$42,325	51%
Asia Pacific	4,907	15%	2,041	15%	30,681	40%	22,579	28%
Europe, Middle East and Africa	5,111	16%	4,867	36%	10,851	14%	17,522	21%
Total	$32,099	100%	$13,517	100%	$77,516	100%	$82,426	100%
Revenue by products and services:
Products	$26,099	81%	$11,698	87%	$53,948	70%	$63,234	77%
License and services	6,000	19%	1,819	13%	23,568	30%	19,192	23%
Total	$32,099	100%	$13,517	100%	$77,516	100%	$82,426	100%
Revenue by timing of recognition:
Goods transferred at a point in time	$31,024	97%	$12,032	89%	$75,946	98%	$74,424	90%
Goods and services transferred over time	1,075	3%	1,485	11%	1,570	2%	8,002	10%
Total	$32,099	100%	$13,517	100%	$77,516	100%	$82,426	100%

In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2022, and thereafter, will make product sales royalty payments through February 2030. During the three and nine months ended September 30, 2020, the Company recognized license revenue of $0.8 million and $17.4 million, respectively, related to this agreement, representing 3% and 22%, respectively, of total revenue for the three and nine months ended September 30, 2020. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. As of September 30, 2020, the Company recorded $3.3 million and $14.1 million, respectively, in current and long-term deferred revenue associated with the rights granted to receive future patents as they represent stand ready obligations. As of September 30, 2020, the Company also recorded $8.4 million of contract assets.

Contract Assets and Contract Liabilities
Contract assets primarily relates to unbilled accounts receivable. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when revenue recognized on the guaranteed minimums at the inception of the contract when there is not yet a right to invoice in accordance with contract terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and reclassified to accounts receivable when billed in accordance with the terms of the contract.
Contract liabilities consist of deferred revenue, customer advanced payments and customer deposits. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities and is included in other long-term liabilities in the Company’s consolidated balance sheets. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.

Contract assets and contract liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Contract assets, current
Unbilled accounts receivable	$2,813	$—
Contract assets, long-term
Unbilled accounts receivable	5,626	—
Total contract assets	$8,439	$—

Contract liabilities, current
Deferred revenue, current	$6,439	$926
Customer advance payment	135	11,252
Customer deposit	—	6,083
Total	6,574	18,261
Contract liabilities, long-term
Deferred revenue, long-term	15,102	903
Total contract liabilities	$21,676	$19,164

The following table shows the significant changes in contract assets and contract liabilities balances for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Contract assets:
Beginning balance	$—	$—
Transferred to receivables from contract assets recognized at the beginning of the period	—	—
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	8,439	—
Ending balance	$8,439	$—
Contract liabilities:
Beginning balance	$19,164	$20,911
Revenue recognized that was included in the contract liabilities beginning balance	(12,016)	(2,861)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	20,611	1,586
Customer deposits reclassified to refund liabilities	(6,083)	—
Ending balance	$21,676	$19,636

During the nine months ended September 30, 2020, the Company reclassified customer deposit of $6.1 million to refund liabilities and refunded the entire amount to a customer.

Note 4. Fair Value Measurement
The Company categorizes assets and liabilities recorded at fair value on the consolidated balance sheet based on the level of judgment associated with inputs used to measure their fair value. For assets and liabilities measured at fair value, fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability.
The three levels of inputs that may be used to measure fair value are:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities in active markets or quoted prices in less active market. All significant inputs used in the valuations are observable or can be directly or indirectly through market corroboration, for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs are based on assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation. The Company monitors and review the inputs to ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$286,187	$—	$—	$286,187
Total cash equivalents	286,187	—	—	286,187
Total assets measured at fair value	$286,187	$—	$—	$286,187

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$44,669	$—	$—	$44,669
Total cash equivalents	44,669	—	—	44,669
Short-term investments:
Commercial paper	—	1,099	—	1,099
Corporate debt securities	—	1,100	—	1,100
Total short-term investments	—	2,199	—	2,199
Total assets measured at fair value	$44,669	$2,199	$—	$46,868

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments consist of investment securities with original maturities greater than three months and are included as current assets in the consolidated balance sheets.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2020 and 2019.

Note 5. Balance Sheet Components

Accounts Receivables, Net
Accounts receivables, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable	$20,296	$12,330
Allowance for doubtful accounts	(891)	(467)
Accounts receivable, net	$19,405	$11,863

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$8,590	$12,374
Work-in-process	2,559	1,748
Finished goods	5,273	5,629
Total inventories	16,422	19,751
Less inventories not deemed to be current, included in other assets	—	4,764
Inventories, included in current assets	$16,422	$14,987

Non-current inventories consist of raw material components forecasted to be used in production later than twelve months from the respective balance sheet dates. The Company believes that these inventories will be utilized for future production plans.

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses and deposits	$2,225	$3,045
Due from contract manufacturers and vendors	3,675	4,068
Prepaid taxes	1,622	2,122
Contract assets	2,813	—
Other	571	3,683
Total prepaid and other current assets	$10,906	$12,918

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Land	$—	$2,340
Building	—	3,142
Machinery and equipment	30,738	30,082
Building improvements	—	4,194
Leasehold improvements	5,810	5,581
Furniture and fixtures	1,477	1,431
Vehicles	360	759
Software	1,357	1,343
Assets under construction	1,738	170
	41,480	49,042
Less: accumulated depreciation and amortization	(23,672)	(22,764)
Property, plant and equipment, net	$17,808	$26,278

Capital lease equipment	$888	$888
Less: accumulated depreciation	(336)	(203)
Capital lease equipment, net	$552	$685

In March 2020, the Company reclassified the then carrying value of $4.7 million related to its Morgan Hill properties previously reported as property, plant and equipment to assets held for sale and included as other current assets in its consolidated balance sheets. On July 2, 2020, the Company sold the properties to a third-party buyer for $12.3 million and recorded a gain of $7.5 million in the three months ended September 30, 2020.

The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization on property, plant and equipment	$1,994	$2,017	$6,053	$5,713
Depreciation on capital lease equipment	44	47	133	78

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of September 30, 2020:
Developed technology	$1,200	$477	$723
As of December 31, 2019:
Developed technology	$1,170	$188	$982

Amortization of intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of intangible assets	$96	$92	$289	$92

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll expenses	$10,313	$10,537
Accrued manufacturing costs	3,179	3,344
Accrued transaction costs	19,072	—
Accrued professional and consulting fees	2,781	5,572
Accrued warranty costs	3,218	4,322
Accrued taxes	894	944
Refund liabilities	—	4,878
Other	1,677	1,563
Total accrued expense and other current liabilities	$41,134	$31,160

Accrued manufacturing costs at September 30, 2020 included accrued inventory write-down of $2.1 million on certain products to be delivered in the fourth quarter of 2020.

Long-Term Liabilities
Long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
PPP Loan	$10,000	$—
Contract liabilities, long-term	15,102	903
Other	1,200	1,322
Total long-term liabilities	$26,302	$2,225

Note 6. Mapper Acquisition
On July 3, 2019, the Company acquired technology, workforce and certain assets of Mapper.ai, Inc. (“Mapper”), an on-demand map solution company, for a total of $2.5 million in cash. The acquisition was accounted for using the purchase method of accounting for business combinations. The total purchase price is allocated to acquired assets based on their estimated fair value at the acquisition date as follows:

Assets Acquired:	Amount
Developed technology	$1,140
Property and equipment	144
Goodwill	1,189
Total purchase price	$2,473

The excess of the purchase price over the tangible and intangible assets acquired has been recorded as goodwill. The goodwill is attributable to the workforce of the acquired business and expected synergies with the Company’s existing operations and is amortizable for income tax purposes. Management integrates the Mapper acquisition into its existing business structure, which is comprised of a single reporting unit.
Developed technology is amortized on a straight-line basis over its estimated useful life of 3 years. Acquisition- related costs of $0.2 million were expensed in the period incurred within general and administrative expense in the Company’s consolidated statement of operations.

The results of operations related to this acquisition have been included in the Company’s consolidated statements of operations from the acquisition date. Pro forma disclosures have not been provided since the acquisition did not have, and is not expected to have, a material impact on the Company's results of operations.

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Foreign currency translation loss	$(211)	$(216)
Total accumulated other comprehensive loss	$(211)	$(216)

For the three and nine months ended September 30, 2020 and 2019, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable
In January 2020, the Company entered into a loan and security agreement with a financial institution (the 2020 Revolving Line), as amended in September 2020, which provides a revolving line of credit of $25.0 million, with an option to increase the credit limit up to additional $15.0 million with the bank’s approval. As part of the Revolving Line, there is a letters of credit sub-limit of $5.0 million. The advances under the Revolving Line bear interest at a rate per annum equal to prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. Unused revolving line facility fee is 0.15% per annum of average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if the Company exercises the Incremental Revolving Line option. The Revolving Line is secured by certain assets of the Company. The 2020 Revolving Line has a maturity date of September 30, 2020 and was extended to December 29, 2020. The Company had no outstanding borrowings and was in compliance with the financial covenants associated with the facility as of September 30, 2020.
On April 8, 2020, the Company received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program (PPP). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP Loan is payable in two years at an interest rate of 1% per annum, with a deferral of interest payments for the first six months. The PPP loan balance of $10.0 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2020.

Note 9. Stockholders’ Equity

Common Stock

On September 30, 2020, Velodyne Lidar’s common stock and warrants began trading on the Nasdaq Global Select Market under the symbol “VLDR” and “VLDRW,” respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 2,250,000,000 shares of common stock; (ii) 25,000,000 shares of preferred stock. Immediately following the Business Combination, there were 168,713,296 shares of common stock with a par value of $0.0001, and 24,876,512 warrants outstanding.

As discussed in Note 2, Business Combination, the Company has retroactively adjusted the shares issued and outstanding prior to September 29, 2020 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

Prior to the Closing, Velodyne Lidar had shares of no par value Series A, Series B and Series B-1 preferred stock outstanding, all of which were convertible into shares of common stock of the pre-combination Velodyne on a 1:1 basis, subject to certain anti-dilution protections. Upon the Closing, the outstanding shares of preferred stock were converted into common stock of the Company at 1:2.9786, 1:3.5465 and 1:3.5465, respectively, the exchange rates established in the Merger

Agreement. The following summarizes the Company’s preferred stock conversion immediately after the Business Combination:

	September 29, 2020 (Closing Date)
	Preferred Stock Shares	Conversion Ratio	Common Stock Shares
Series A Convertible Preferred Stock (pre-combination)	8,772,852	2.9786	26,130,888
Series B Convertible Preferred Stock (pre-combination)	1,375,440	3.5465	4,878,048
Series B-1 Convertible Preferred Stock (pre-combination)	1,925,616	3.5465	6,829,267
Total	12,073,908		37,838,203

In conjunction with the Business Combination, Graf obtained commitments from certain PIPE Investors to purchase shares of Graf Class A common stock, which were automatically converted into 15,000,000 shares of Graf’s Class A common stock for a purchase price of $10.00 per share, which were automatically converted into shares of the Company’s common stock on a one-for-one basis upon the closing of the Business Combination.

As of September 30, 2020, the Company had 168,713,296 shares of common stock outstanding, which excludes 4,183,624 restricted stock award (RSA) shares issued and outstanding that are subject to certain lock-up and forfeiture arrangements. The following summarizes the Company’s common stock outstanding as of September 30, 2020:

	Shares	%
Pre-combination Velodyne common stock outstanding, net of shares repurchased as part of the tender offer	101,849,247	60.4%
Pre-combination Velodyne preferred stock outstanding	37,838,203	22.4%
Graf public stockholders	11,450,846	6.8%
Graf Founder shares	2,575,000	1.5%
PIPE shares	15,000,000	8.9%
Total common stock issued and outstanding as of September 30, 2020	168,713,296	100.0%

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2020, no shares of preferred stock were issued and outstanding.

Public Warrants

Upon the Closing, there were 24,876,512 outstanding public warrants to purchase shares of the Company’s common stock that were issued by Graf prior to the Business Combination. Each whole warrant entitles the holder to purchase three-quarters of one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable at any time commencing 30 days after the completion of the Business Combination. Once the public warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

In connection to the Business Combination, on October 19, 2020, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 18,657,384 shares of common stock issuable upon the exercise of its publicly-traded warrants and up to 375,000 shares of its common stock issuable upon exercise of its working capital warrants issued to Graf. The exercise price of such warrants is $11.50 per share. There were no warrants exercised to date.

Dividend

The Company has not paid any cash dividends on the common stock to date. The Company may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, the Company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness the Company or its subsidiaries incur.

Note 10. Stock-Based Compensation

Pre-Combination Velodyne Stock Incentive Plans

Prior to the Business Combination, commencing in 2008, the Board of Directors of the pre-combination Velodyne approved the 2007 Incentive Stock Plan (2007 Stock Plan) and the 2016 Stock Plan. The 2007 Stock Plan provided for the granting of stock-based awards in the form of stock options and restricted stock awards to employees. The 2016 Stock Plan provides for the direct award or sale of shares, the grant of stock options and restricted stock units (“RSUs”) to employees, directors and consultants.

As a result of the Business Combination, the stockholders of the Company approved the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”). In accordance with the Merger Agreement, the Board approved cancelling and converting all outstanding equity-awards granted under the 2007 Stock Plan and 2016 Stock Plan into equity-based awards under the 2020 Incentive Plan effective upon the consummation of the Business Combination, based on exchange ratios established in the Merger Agreement with the same general terms and conditions corresponding to the original awards.

The Company rolled forward all outstanding options, RSAs and RSUs granted under the 2007 Stock Plan and 2016 Stock Plan into same type of equity-based awards under the 2020 Equity Plan effective upon the consummation of the Business Combination. The shares under the 2007 Stock Plan and 2016 Stock Plan have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

2020 Equity Incentive Plans

In connection with the Business Combination, on September 29, 2020, the Company's stockholders approved the 2020 Equity Plan and the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and other stock or cash-based awards. The Company initially reserved 27,733,888, approximately 16% of the number of shares of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Equity Plan. The 2020 Equity Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, the aggregate number of Common Shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 5% of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 Common Shares, or (c) a number of Common Shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

Under the 2020 ESPP, there are initially 3,492,097 authorized but unissued or reacquired shares of common stock reserved for issuance, plus an additional number of shares to be reserved annually on the first day of each fiscal year for a period of not more than 20 years, beginning on January 1, 2021, in an amount equal to the least of (i) one percent (1%) of the outstanding shares of our common stock on such date, (ii) 2,500,000 shares of our common stock or (iii) a lesser amount determined by the Compensation Committee or the Board.

During the three months ended September 30, 2020, there were 187,861 shares of Earnout RSU issued under the 2020 Equity Plan, which are subject to a six-month service condition.

Stock Options, RSAs and RSUs
In December 2015, the Company granted RSAs to two employees under the 2007 Stock Plan. The RSAs are subject to a time-based vesting condition and a liquidity event vesting condition, both of which must be satisfied on or before the 10-year anniversary of the date of the grant in order for the RSAs to be vested and settled for shares of common stock. Subject to certain terms, the RSAs provide voting rights equivalent to a common stockholder and are eligible for dividends. As of September 30, 2020, the vesting condition tied to a liquidity event had not been met.
Beginning March 2017, the Company granted options and RSUs to certain employees, directors and consultants pursuant to the 2016 Stock Plan. Options expire in 10 years from the date of grant and typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with the remainder vesting quarterly over the following three years. The RSUs issued prior to September 29, 2020 are subject to a time-based vesting condition and a liquidity event vesting condition, both of which must be satisfied on or before the 7-year anniversary of the date of the grant in order for the RSUs to be vested and settled for shares of common stock. All shares subject to RSUs that do not vest on or before the 7-year anniversary of the date will be forfeited. The RSUs typically vest 25 percent upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Certain RSUs also contain performance conditions related to the Company’s product development and business performance for the performance periods specified in the RSU agreements. As of September 30, 2020, the vesting condition tied to a liquidity event had not been met.
In May 2020, the Company granted market-based performance RSUs (PRSUs) that contain service, performance and market conditions to vest in the underlying common stock. The PRSUs vest upon the three-year anniversary date from initial vesting date and the number of shares that vests is ultimately dependent on the value of the Company’s stock at the vesting date. As of September 30, 2020, the vesting condition tied to a liquidity event had not been met.
A summary of the stock option activities under the Company’s equity plans during the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Option:
Options outstanding as of December 31, 2019, as previously reported	53,333	$18.24	0.49
Retroactive application of the recapitalization	103,348
	156,681	6.21
Granted	440,673	5.74
Options outstanding as of September 30, 2020	597,354	5.86	7.55	$11,699
Options exercisable as of September 30, 2020	156,681	6.21	1.62	3,014
Options vested and expected to vest as of September 30, 2020	597,354	5.86	7.55	11,699

A summary of RSA and RSU activities under the Company’s equity plans during the nine months ended September 30, 2020 is as follows:

	Shares	Grant Date Fair Value
		(in thousands)
RSA:
RSAs outstanding as of December 31, 2019, as previously reported	1,404,557	$5,745
Retroactive application of the recapitalization	2,779,067
RSAs outstanding as of December 31, 2019, as adjusted	4,183,624	5,745
Forfeited	—
RSAs outstanding as of September 30, 2020	4,183,624	5,745
RSU:
RSUs outstanding as of December 31, 2019, as previously reported	3,247,352	$79,436
Retroactive application of the recapitalization	6,292,459
RSUs outstanding as of December 31, 2019, as adjusted	9,539,811	79,436
Granted	3,340,173	22,720
Forfeited	(867,538)	(7,184)
RSUs outstanding as of September 30, 2020	12,012,446	94,972
PRSU:
PRSUs outstanding as of December 31, 2019, as previously reported	—
Granted	1,101,683	$1,515
PRSUs outstanding as of September 30, 2020, as adjusted	1,101,683	1,515

Stock-Based Compensation
As of September 30, 2020, no compensation expense had been recognized for the RSAs and RSUs because the performance vesting condition was not probable of being met. At the time the performance vesting condition becomes probable, which is not until the earlier of (i) an initial public offering, or (ii) a sale event, the Company will recognize the cumulative stock-based compensation expense for the outstanding RSAs and RSUs using the accelerated attribution method based on the grant-date fair value of the RSAs and RSUs. No incremental compensation costs were recognized on conversion of the options as the fair value of the options issued were equivalent to the fair value of the outstanding options of the 2016 Stock Plan.
As a result of the Business Combination, on October 30, 2020, the Board determined that the liquidity event vesting condition applicable to the pre-combination Velodyne's RSUs was satisfied. As a result of this determination, the Company's outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs is expected to result in approximately $76.0 million of incremental stock-based compensation expense in the fourth quarter of 2020. The Board has not yet made the determination that the liquidity event vesting condition applicable to the pre-combination Velodyne's RSAs is satisfied.

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock option awards and uses the Monte Carlo simulation model (a binomial lattice-based valuation model) to determine the fair value of its market-based PRSUs. The Monte Carlo simulation model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of the PRSUs is not subject to change based on future market conditions. The determination of the fair value for stock options and PRSUs in connection with determining stock compensation expense requires judgment, including estimating the fair market value of common stock, stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of the Company’s peers’ common stock over a period of time that approximates the expected term of the options. Due to lack of historical data on employees’ option exercises, the Company estimates the expected term of the options using the simplified method, which calculates the expected term equal to the midpoint between the vesting period and the maximum contractual term. Expected dividends are estimated based on the Company’s dividend history as well as the Company’s current projections. The risk-free interest rate for periods approximating the expected terms of the options or the PRSUs is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table sets forth the weighted average grant date fair value for options and the assumptions used as inputs for the Black-Scholes option pricing model:

Nine Months Ended September 30, 2020

Weighted average grant date fair value of options	$2.10
Expected term, in years	5.55
Expected volatility	39.82%
Risk-free interest rate	0.371%
Expected dividend yield	—

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2	$—	$2	$—
Research and development	11	25	32	73
Sales and marketing	3	—	3	—
General and administrative	69	—	204	38
Total stock-based compensation expense	$85	$25	$241	$111

The Company recognizes forfeitures as they occur. As of September 30, 2020 and December 31, 2019, unrecognized compensation cost related to stock options was $0.8 million and $41,000, respectively, which was expected to be recognized over a weighted average period of 3.25 years and 0.49 years, respectively. As of September 30, 2020, unrecognized compensation cost related to Earnout RSUs was $4.6 million, which was expected to be recognized over a weighted average period of 0.5 years.

Note 11. Net Income (Loss) Per Share
Pursuant to the Amended and Restated Certificate of Incorporation and as a result of the Business Combination and reverse recapitalization, the Company has retrospectively adjusted the weighted average shares outstanding prior to September 29, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which the pre-combination Velodyne common and preferred stock converted.

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

Warrants to purchase 24,876,512 shares of common stock at $11.50 per share were issued during Graf’s initial public offering, and no such warrants were exercisable or exercised during the presented periods. The warrants were excluded from the basic and diluted net loss per share as they were anti-dilutive given the Company had a net loss for all periods presented.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	597	157
RSAs	4,184	4,184
RSUs	13,114	9,371
Total	17,895	13,712

Note 12. Retirement Plan
The Company has a 401(k) savings and profit-sharing plan (the 401(k) Plan), which is intended to be a tax- qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the IRS. The Company matches 25% of employees’ eligible contributions. The Company’s matching contributions were $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2020, and $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2019.

Note 13. Restructuring
In March 2020, the Company initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in its California locations. The purposes of this plan are to align resource requirements with the company’s initiatives to lower the company’s cost structure and to increase its production capacity by outsourcing a majority of its manufacturing activities. The Company’s restructuring expenses incurred to date primarily related to employee termination costs.
The following table summarizes the Company's costs incurred during the nine months ended September 30, 2020, estimated additional costs to be incurred and estimated total costs expected to be incurred under the restructuring program as of September 30, 2020 (in thousands):

	Cost Incurred During the Period	Cumulative Costs Incurred Through End of the Period	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
Employee termination benefits	$1,043	$1,043	$—	$1,043

The following table summarizes the changes in restructuring liabilities during the nine months ended September 30, 2020 (in thousands):

Nine Months Ended September 30, 2020
Restructuring liabilities, beginning	$—
Provisions and adjustments	1,043
Cash payments	(984)
Restructuring liabilities, ending	$59

Note 14. Income Taxes
The following table summarizes the Company's loss before income taxes and provision for (benefit from) income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss before income taxes	$(2,733)	$(26,757)	$(42,505)	$(38,363)
Provision for (benefit from) income taxes	2,562	70	(4,098)	122
Effective tax rate	(93.7)%	(0.3)%	9.6%	(0.3)%

The quarterly income tax provision reflects an estimate of the corresponding year’s annual effective tax rate and includes, when applicable, adjustments for discrete items. The tax provision for the periods presented primarily relates to income taxes of non-U.S. operations as the U.S. operations were in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

We are subject to income taxes in the United States, China and Germany. Our effective tax rate changed from (0.3)% in the nine months ended September 30, 2019 to 9.6% in the nine months ended September 30, 2020. This change was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, partially offset by a $2.5 million tax expense related to a Chinese foreign income withholding tax.

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the 2020 coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In April 2020, we filed a claim to carryback a portion of our 2019 net operating losses to 2017 and received a $7.1 million tax refund in May 2020.

Note 15. Commitments and Contingencies

Lease Commitments
The Company leases office and manufacturing facilities under non-cancelable operating leases expiring at various dates through December 2027, including office and manufacturing space in San Jose, California used as its corporate headquarters. The lessor company is owned by one of the Company’s officers. Please see Note 17. Related Party Transactions. The Company also entered into capital leases for purchasing of information technology equipment.
As of September 30, 2020, future minimum lease payments under all non-cancelable capital and operating leases with an initial lease term in excess of one year were as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2020 (remaining three months)	$77	$1,065
2021	233	4,029
2022	14	3,296
2023	—	3,358
2024	—	3,459
Thereafter	—	11,012
Net minimum lease payments	324	$26,219
Less amount representing interest	(12)
Present value of net minimum lease payments	312
Less current portion	(266)
Long-term obligations as of September 30, 2020	$46

Rent expense under operating leases was approximately $1.1 million and $3.3 million, respectively, for the three and nine months ended September 30, 2020, and $1.2 million and $3.2 million, respectively, for the three and nine months ended September 30, 2019.

Purchase Commitments
The Company uses several contract manufacturers to manufacture components, subassemblies and products. The Company provides these contract manufacturers with demand information and they use this information to acquire components and build products. Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with contract manufactures. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the materials and components purchased by the subcontractors to manufacture the Company’s products. The Company also obtains individual components for its products from a wide variety of individual suppliers. In addition, the Company has other contractual obligations for goods or services associated with its ordinary course of business. As of September 30, 2020 and December 31, 2019, the Company has $43.0 million and $41.6 million, respectively, of outstanding purchase orders or commitments for goods or services with contract manufacturers and vendors that range mostly from one month up to a year.

Legal Proceedings
From time to time, the Company is involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. The Company is defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable (except as specifically described below), the Company currently believes that none of these claims or proceedings are likely to have a material adverse effect on the Company’s financial position.

Quanergy Litigation
In September 2016, Quanergy Systems, Inc. (Quanergy) filed a complaint against the Company and one of its customers in the Northern District of California (the District Court litigation), seeking a declaratory judgment of non-infringement of one of the Company’s patents, U.S. Patent No. 7,969,558 (the ‘558 patent) and asserting state and federal trade secret misappropriation claims against the Company and its customer and breach of contract and constructive fraud claims against its customer. In November 2016, Quanergy filed an amended complaint, removing its trade secret misappropriation claims against the Company, dropping its customer from the suit and dropping the related claims of breach and constructive fraud. The amended complaint maintained only the declaratory judgment of non-infringement action against the Company. In December 2016, the Company filed an answer generally denying the allegations and relief requested in Quanergy’s amended complaint. The Company’s answer also included counterclaims against Quanergy asserting direct, indirect, and willful infringement of the ‘558 patent. In January 2017, Quanergy filed an answer generally denying the allegations in the Company’s patent infringement counterclaims and requesting relief. The court held a claim construction hearing on September 13, 2017 and issued a claim construction order on October 4, 2017, which adopted the majority of the Company’s proposed constructions. In June 2018, the district court entered an order granting a joint stipulation to stay the litigation.
Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (PTAB) in November 2017, challenging all claims of the ‘558 patent that we asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to Amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief is due January 8, 2021.

Hesai and RoboSense Litigation
On August 13, 2019, the Company filed separate complaints against Hesai Photonics Technology Co., Ltd. (Hesai) (5:19-cv-4742-EJD) and Suteng Innovation Technology Co., Ltd. (RoboSense) (5:19-cv-4746-EJD), in the United States District Court for the Northern District of California. These complaints allege infringement of the ‘558 patent by Hesai and RoboSense, respectively. In both cases, we are seeking, among other relief, a permanent injunction and to be determined monetary damages adequate to compensate us for the alleged infringement. Both cases were stayed pending resolution of the ITC investigation (No. 337-TA-1173). On July 8, 2020, Velodyne filed a Notice of Dismissal with Prejudice of the Hesai case (5:19-cv-4742-EJD) pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. The Hesai case is now terminated. On September 30, 2020, the Company filed a Notice of Dismissal with Prejudice of the RoboSense case (5:19-cv-4746-EJD) pursuant to the Litigation Settlement and Patent Cross License Agreement discussed below. The RoboSense case is now terminated.
On August 15, 2019, the Company also filed a patent infringement complaint with the United States International Trade Commission (ITC) against Hesai and RoboSense. The complaint filed with the ITC alleges violations of Section 337 of the Tariff Act of 1930, as amended, by both Hesai and RoboSense and requests that the ITC investigate Hesai and RoboSense for unlawfully importing and selling products that infringe upon the ‘558 patent. On August 28, 2019, the Company filed a supplement with the ITC. The Company is asking the ITC to issue permanent limited exclusion orders and permanent cease and desist orders against Hesai and RoboSense to stop the importation and sale of the following products in the United States:

(a) rotating 3-D lidar devices; (b) components thereof; and (c) sensing systems containing the same. On September 11, 2019, the Company received notice that the ITC instituted an investigation of Hesai and RoboSense (No. 337-TA-1173). On July 8, 2020, Velodyne and Hesai jointly moved to terminate the ITC investigation with respect to Hesai pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. On July 13, 2020, the ALJ issued Order No. 33, granting the joint motion. Order No. 33 is an Initial Determination that terminates Hesai from the Investigation. On August 4, 2020, the Commission issued a Notice determining not to review the Initial Determination terminating the investigation as to Hesai. As a result, the case against Hesai is now terminated. On September 30, 2020, Velodyne and RoboSense filed a Joint Motion for and Memorandum in Support of Termination of the Investigation based on the Litigation Settlement and Patent Cross License Agreement discussed further below. On October 1, 2020, the ALJ issued Order No. 48 granting the joint motion. Order No. 48 is an Initial Determination that terminates RoboSense from the Investigation. On October 15, 2020, the Commission issued a Notice determining not to review the Initial Determination terminating the investigation as to RoboSense. As a result, the case against RoboSense is now terminated.
On November 8, 2019, Velodyne Lidar, Inc., Velodyne Europe GmbH, Gotting KG, and IFTAS GmbH were sued by Hesai for alleged patent infringement before the District Court of Frankfurt, Germany (Docket No. 2-6 O 461/19). Hesai sought money damages and an injunction. On July 8, 2020, Hesai withdrew the case pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. This case is now terminated.

On April 30, 2020, Hesai filed four cases in the Shanghai Intellectual Property Court against the Company, Beijing Velodyne Laser Technology Co., Ltd (Velodyne Beijing), and Shanghai Keming Instrument Co., Ltd (Keming) (collectively, Defendants). The cases were docketed by the court on May 6, 2020. Hesai asserts that the Defendants infringed three patents registered in the People’s Republic of China. Each case seeks an injunction and monetary damages. On July 8, 2020, Hesai withdrew the four China cases pursuant to the Litigation Settlement and Patent Cross License Agreement discussed below. These cases are now terminated.
On June 24, 2020, the Company entered into a Litigation Settlement and Patent Cross-License Agreement with Hesai to resolve all of the disputes between the parties, as described above, and agreed on the terms of a patent cross-license and releases of liability. Under the terms of the settlement, Hesai agreed to make a one-time payment to compensate the Company for Hesai’s past use of the Company’s technologies, will make annual fixed royalty payments through 2022, and thereafter, will make product sales royalty payments through February 2030. The parties also agreed to terminate all of the matters related to Hesai described above.

On September 21, 2020, Velodyne entered into a Litigation Settlement and Patent Cross-License Agreement with RoboSense to resolve all of the disputes between Velodyne and RoboSense, as described above, and agreed on the terms of a patent cross-license and releases of liability. The parties also agreed to terminate all of the litigation matters between Velodyne and RoboSense descrbied above.

Employment Matters
On April 3, 2020, a former employee filed a class action lawsuit in the United States District Court for the Northern District of California. The complaint alleges that the Company violated the federal Worker Adjustment and Retraining Notification Act, or WARN Act, and California WARN Act in connection with its termination of the employment of the plaintiff and other similarly situated employees. The plaintiff seeks to certify the action as a class action and seeks various other remedies on behalf of himself and others, including unpaid wages, salaries, commissions, bonuses and other compensation and benefits that would have accrued during the following 60 days. The parties have reached an agreement to resolve the case and the plaintiff filed a voluntary dismissal of the case on June 29, 2020 in accordance with the terms of the settlement. This case is now terminated.

On June 8, 2020, a former employee filed a class action lawsuit in the Santa Clara County Superior Court of the State of California. The complaint alleges that, among other things, the Company failed to pay minimum and overtime wages, final wages at termination, and other claims based on meal periods and rest breaks. The plaintiff is bringing this lawsuit on behalf of herself and other similarly situated plaintiffs who have not been identified and is seeking to certify the action as a class action. The plaintiff has now filed a First Amended Complaint that adds a claim pursuant to California’s Private Attorneys General Act. The First Amended Complaint does not specify the amount the plaintiff seeks to recover. Velodyne’s response to the First Amended Complaint is due on November 16, 2020 and the parties are in the process of beginning discovery concerning class certification issues. The Court has scheduled a Case Management Conference for February 3, 2021.

Business Combination

On August 4, 2020, a purported shareholder of Graf commenced a putative class action against Graf and its directors in the Supreme Court of the State of New York, New York County. The Plaintiff alleges that the Board members, aided and abetted by Graf, breached their fiduciary duties by entering into the Merger Agreement with Velodyne. The Plaintiff alleges that the Merger Agreement undervalues Graf, was the result of an improper process and that Graf’s disclosure concerning the proposed Merger is inadequate. As a result of these alleged breaches of fiduciary duty, the Plaintiff seeks, among other things, an award of rescissory damages. The Company believes the claim is without merit and intends to defend itself vigorously.

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of September 30, 2020, the Company had accrued and paid $2.5 million for loss contingencies in connection with the settlement of certain employment related legal proceedings. The Company has not recorded any additional accrual for loss contingencies associated with such legal claims or litigation discussed above.

Note 16. Segment, Geographic and Customer Concentration Information
The Company conducts its business in one operating segment that develops and produces Lidar sensors for use in industrial, 3D mapping, drones and auto applications. The Company’s Chief Executive Officer is the chief operating decision maker (CODM). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by region was as follows (amount in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by region:
North America	$22,081	$6,609	$35,984	$42,325
Asia Pacific	4,907	2,041	30,681	22,579
Europe, Middle East and Africa	5,111	4,867	10,851	17,522
Total	$32,099	$13,517	$77,516	$82,426
% of Revenue by region:
North America	69%	49%	46%	51%
Asia Pacific	15%	15%	40%	28%
Europe, Middle East and Africa	16%	36%	14%	21%
Total	100%	100%	100%	100%

Revenue by countries and customers accounted for more than 10% of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Countries over 10% of Revenue:
U.S.	58%	45%	36%	50%
China	*	*	31%	*
Sweden	13%	*	*	*
Canada	11%	*	10%	*
Korea	*	11%	*	10%
Japan	*	11%	*	*
Number of Customers accounted for over 10% of Revenue:**	3	1	2	2

*    Less than 10%.
**    For the three months ended September 30, 2020, one customer accounted for 35% of revenue.

The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States as of September 30, 2020 and December 31, 2019.

Note 17. Related Party Transactions
Three holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for these holders were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Stockholder A(1)	$131	$(3,828)	$408	$(3,563)
Stockholder B	3,354	251	6,898	254
Stockholder C	278	988	717	6,028

	September 30,	December 31,
	2020	2019
Accounts receivable:
Stockholder A	$55	$9
Stockholder B	5,461	1,404
Stockholder C	—	—

(1) The 2019 amounts included a $4.1 million refund, net of taxes, the Company issued to entities affiliated with the stockholder in October 2019 and accrued as of September 30, 2019, in order to compensate them for unforeseen challenges associated with the use of certain new products purchased from the Company in 2018. The products purchased by these entities in 2018 were still under development at the time and the Company felt it appropriate to compensate these early purchasers for working with a new product.

In April 2019, the Company entered into a manufacturing agreement with one of its Series B Preferred Stockholders (Stockholder D), and the Company has one product that is currently being manufactured by Stockholder D. As of September 30, 2020 and December 31, 2019, the Company had $1.4 million and $2.7 million, respectively, of accrued purchases and $15.1 million and $24.9 million, respectively, of outstanding purchase commitment for products with this stockholder. The Company procures equipment, materials and components for Stockholder D to build the product and had $1.1 million and $2.7 million, respectively, of receivables from this stockholder which was included in other current assets as of September 30, 2020 and December 31, 2019.
The Company currently rents its corporate headquarters facility in San Jose, California from a company owned by one of its officers. The lease was executed in January 2017 and expires in December 2027, as amended. As of September 30, 2020, future minimum lease payments totaled $25.0 million related to this facility. Rent expense under this lease was $0.8 million and $2.5 million, respectively, for three and nine months ended September 30, 2020, and $0.8 million and $2.3 million, respectively, for three and nine months ended September 30, 2019.
In January 2017 and December 2016, the Company issued two interest-bearing unsecured promissory notes totaling $3.5 million to one of its officers for purposes of financing the acquisition of the above headquarters facility. The loan accrued interest at a rate of 3.15% per annum. As of December 31, 2019, immediately prior to repayment, the aggregate outstanding balance of the loan was approximately $3.6 million, including aggregate accrued and unpaid interest of $0.1 million. The officer made monthly interest-only payments to the Company on the loan beginning in December 2017 and repaid all outstanding principal and interest due under the two promissory notes on December 31, 2019.
In August 2016, the Company entered into an agreement with one of its officers and Velodyne Acoustics, LLC (Acoustics) pursuant to which Acoustics agreed to, among other things, indemnify, defend and hold harmless the pre-combination Velodyne from and against any and all liabilities relating to, arising out of or resulting from certain litigation matters (Litigation Indemnification Agreement). The litigation matters giving rise to the indemnification obligations involved certain employment-related claims of two former employees of Velodyne Acoustics, which was the predecessor of Acoustics. In November 2019, the Company elected not to seek indemnification from Acoustics for the litigation matters under the terms of the Litigation Indemnification Agreement and assumed control and financial responsibility for the litigation matters. By not seeking indemnification from Acoustics, the Company has paid approximately $2.5 million in settlements in connection with the litigation matters and $2.6 million in legal costs as of September 30, 2020, all of which are included in general and administration in the statement of operations. Such payments and costs incurred that were the subject of the Litigation Indemnification Agreement indirectly benefit the officer, the former sole owner of Acoustics. The Company believes that the litigation matters covered by the Litigation Indemnification Agreement are complete and the Company does not expect to incur additional expenses related to these litigation matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Velodyne’s results of operations and financial condition should be read in conjunction with the information set forth in Velodyne’s financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based upon Velodyne’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to the business of Velodyne Lidar, Inc., a Delaware corporation, and its subsidiaries prior to the consummation of the Business Combination, which will be the business of the post-combination company and its subsidiaries following the consummation of the Business Combination.

Overview

Velodyne is the global leader in lidar technology providing real-time 3D vision for autonomous systems, which we call smart vision. Our smart vision solutions are advancing the development of safe automated systems throughout the world, thereby empowering the autonomous revolution by allowing machines to see their surroundings. In automotive applications, our products improve roadway safety by providing perception data for reliable object avoidance and safe path-planning. We have a vision we call LIVE, Lidar In Vehicles Everywhere, which encompasses a mass-produced lower cost lidar sold for every model of car and truck. We believe safety on the roadways is for everyone. To improve roadway, bicycle, and pedestrian safety, we sell automotive solutions to the rapidly expanding ADAS market, which will incrementally address the requirements of the NHTSA 5-Star Safety Ratings System. Our lidar-based smart vision solutions are also deployed in many non-automotive applications, such as autonomous mobile robots, UAVs, last-mile delivery, precision agriculture, advanced security systems and smart city initiatives, among others. Our first products were commercially available in 2010. Since then, we have shipped over 42,000 units and generated cumulative revenue of over $600 million. While purchases have been primarily focused on R&D projects, several of our non-automotive customers are in commercial production with their offerings.

Our proprietary smart vision solutions offer several advantages over other sensor technologies for a broad range of applications. Using an array of eye-safe lasers, our lidar solutions measure distances in the environment at the speed of light. Unlike camera-based solutions, lidar solutions allow machines to see in 3D by providing precise distance measurements of surrounding objects. Compared to radar, lidar provides better resolution for superior object detection and classification. Lidar also performs better than cameras in low light conditions and produces fewer errors. According to a report by AAA, current pedestrian detection systems proved relatively ineffective at protecting pedestrians and bicycles in various tests, particularly at night. Lidar systems currently being tested can detect pedestrians equally well during daytime and nighttime conditions because the systems provide self- illumination by means of laser beams. By sending an alert or applying the brakes, these lidar systems are equipped to mitigate death and injury. These advantages of lidar, combined with lower computing power requirements, enable autonomous platforms to make fast and accurate decisions to mitigate collisions. Velodyne’s proprietary lidar-based hardware and software solutions combine class-leading range, up to centimeter-level accuracy and lower power consumption with high-grade reliability.

Our visionary founder and executive chairman, David Hall, is a serial inventor and successful business leader. Mr. Hall created the world’s first lidar solution for the Grand Challenges for autonomous vehicles organized by the Defense Advanced Research Projects Agency (DARPA). In a historic engineering milestone, Mr. Hall invented a lidar sensor that could see and measure the vehicle’s surroundings with unprecedented precision, enabling the vehicle to navigate the course autonomously.

Since the DARPA Grand Challenge, we have rapidly developed and released a suite of lidar products and achieved many key corporate milestones.
Many of the markets we are pursuing with our smart vision solutions are currently in pre-commercial development phases. Selling into these markets typically involves lower unit volume, but higher per-unit prices, with customers placing fewer and less consistent orders. One of the goals during the pre-commercial development phase is to demonstrate to customers that our products can be affordably and reliably manufactured. Accordingly, in certain instances, we have strategically reduced the price of our smart vision solutions in an effort to drive market adoption in automotive and non-automotive applications. In addition, our sales have been subject to significant fluctuations. Our customers in pre-commercial development may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. Finally, as we have introduced higher functionality products, in certain cases we have experienced delays as we work with customers to achieve the required functionality and performance which has resulted in slower than expected market adoption of these products. As a result of these factors and other investments we have made in our business, our operating results have fluctuated from period to period and our revenue has declined year over year since 2017. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. However, future revenue can be difficult to predict as commercial success of a product is inherently uncertain.

We have successfully sold our smart vision solutions into the highly competitive automotive market. Automotive OEMs and their suppliers are just beginning to commercialize autonomous systems that rely on lidar technology. After many years of investment, there have been significant advancements in autonomous vehicle technology and ADAS. To date, the ADAS market has depended heavily on optical and radar perception technologies. We believe that lidar-based solutions offer superior capabilities for ADAS applications, and that the ADAS market will be the first to adopt widespread commercialization of lidar. The race to fully autonomous vehicles has also pushed our customers closer to commercializing lidar-based solutions. Achieving success in the automotive market, especially in ADAS and autonomous driving applications, requires participation in competitive design cycles that can last for many years.

While the automotive market is a key focus, we have successfully sold our smart vision solutions to customers and partners developing non-automotive, next-generation solutions, including UAVs, self-driving rovers, autonomous vessels, industrial and security robots, mapping applications for topography and surveying and smart city initiatives. We also license our technology and provide development services to customers and business partners. Of the more than 300 customers that purchased smart vision solutions from us and our distributors in the last three fiscal years, more than 200 are using our smart vision solutions for non-automotive applications. In 2019, for example, we generated slightly over half of our revenue from sales to customers deploying our smart vision solutions in non-automotive applications. Most of these next-generation solutions in emerging non-automotive markets are still in the pre-commercial development stage and, as a result, our future success depends on these customers bringing these projects to commercial scale.

We have historically manufactured our products in our 203,800 square foot manufacturing facility in San Jose, California and our recently sold 46,630 square foot manufacturing facility in Morgan Hill, California. These advanced manufacturing facilities enabled us to control all critical aspects of product development and commercialization within close proximity of our engineering and development teams, most of which are located at these or other locations in the San Francisco Bay Area. Moving forward, as automotive and other applications that use our products approach more widespread commercialization, we believe mass production capabilities will be required and expect to rely on third-party manufacturing partners. To this end, we have partnered with Veoneer, Nikon and Fabrinet, and are in negotiations with other third-party manufacturers so that we can efficiently scale to meet the demand of high volume markets while simultaneously innovating at our primary research facilities.

We began developing our lidar technology in 2005 as part of Velodyne Acoustics, which was formed in 1983. In December 2015, Velodyne was incorporated as a new company and all of the assets and operations related to our lidar business were assigned to us. Since the spin-off, we have operated as a standalone, independent entity and the results of operations since that date represent the results of the lidar business.

We are currently confronting numerous operational limitations due to the global outbreak of coronavirus in early 2020. We have manufacturing locations that have been, and continue to be, severely impacted due to national and regional government declarations requiring closures, quarantines and travel restrictions. The coronavirus pandemic is also adversely affecting our customers’ business operations. The extent of the impact of the coronavirus pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on our customers, suppliers, contract manufacturers and employees, all of which is uncertain at this time. We expect the coronavirus pandemic to adversely impact our revenue and results of operations, but we are unable to predict at this time the size and duration of this adverse impact. For more information on our operations and risks related to health epidemics, including the coronavirus, please see “Risk Factors — Velodyne’s business could be materially and adversely affected by the current global COVID-19 pandemic.”

Business Combination

Graf Industrial Corp. (Graf), our legal predecessor, was originally incorporated in Delaware as a special purpose acquisition company. Graf consummated the Business Combination on September 29, 2020. Immediately upon the consummation of the Business Combination, the pre-combination Velodyne became a wholly owned subsidiary of the Company. Graf changed its name to Velodyne Lidar, Inc. and the pre-combination Velodyne Lidar changed its name to Velodyne Lidar USA, Inc. The Company is now listed on NASDAQ under the symbol "VLDR".

The aggregate consideration for the Business Combination and related transactions was approximately $1.8 billion, consisting of (i) $229.3 million in cash at the closing of the Business Combination, net of transaction expenses, and (ii) 150,277,532 shares of common stock valued at $10.25 per share, totaling $1,540.3 million.

Impact of COVID-19

The extensive impact of the pandemic caused by the novel coronavirus (COVID-19) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations and extended closures of businesses.

The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19-related government mandates across our worldwide operations. We believe that this reduction in units sold was exacerbated by COVID-19. We have also witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we believe that we will continue to experience disruptions to our business due to the COVID-19 pandemic in the remaining of 2020.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect our business in several ways.

•Our workforce. Employee health and safety is our priority. In response to COVID-19, we established new protocols to help protect the health and safety of our workforce. The actions include a no-touch temperature scan upon entering our premises and a policy requiring the use of face masks in our facilities. On the production floor of our San Jose, California manufacturing facility, we installed station barriers made of acrylic to separate and protect our workforce. We implemented global travel restrictions and work-from- home policies for employees who can accomplish their work remotely, such as those in the Finance, Marketing, and Communications teams. The company continues to stay up-to-date and follow the county and CDC guideline regarding requirements for a healthy work environment.

•Operations and Supply Chain. As a result of COVID-19, we experienced some production delays in the second quarter and early in the third quarter of 2020 due to travel restrictions to Thailand, the location of one of our key manufacturing partners. We were manufacturing close to 10% capacity for much of the third quarter of 2020. We are currently meeting sales demand through our factories in San Jose and those of our manufacturing partners in Thailand and Japan. The factory in San Jose was closed briefly in March, then re-opened with strict health precautions in place. The San Jose factory continued to produce the major lidar products required for the operation of our business and our manufacturing partners continue to produce lidar sensors on our behalf. In March 2020, we engaged a third party logistics partner that has allowed us to continue to ship finished goods from our San Jose factory. As part of our COVID-19 mitigation efforts, we performed continuous audits of our supply chain. Early in the pandemic, we learned that certain key suppliers were operating with limited staffing. Although we believe these key suppliers are now back to full staffing and capacity, we identified alternative sources of key suppliers and we are now able to purchase key materials from these alternative sources. Despite the staffing and operational limitations of certain suppliers during the COVID-19 pandemic, we believe the disruption to our supply chain has been minimal largely because we were operating at approximately 50% capacity until June.

•Demand for our products. Demand for our products in the quarter ended September 30, 2020 was less than that in the corresponding period of 2019, after adjusting for a $4.1 million one-time refund to a related party customer in September 2019. This refund was to compensate them for unforeseen challenges associated with the use of certain new products purchased from us in 2018. We believe that this decline in customer demand was, in part, the result of customers impacted by COVID-19 and delayed purchasing decisions. While we continue to engage with current and potential customers, we believe some customers may delay purchases from us because their development programs may also be delayed as a result of COVID-19. We believe that demand for our products remains strong, but COVID-19 will result in some transactions we expected to occur earlier in 2020 being delayed until late 2020 or early 2021.

•Positive customer trend in the pandemic. The global pandemic accelerated a few key robotic programs, which we believe will offset the impact of some of our customers’ delayed purchasing decisions. The accelerated programs include robots which disinfect the air and surfaces, providing more sanitized environments, and touchless delivery robots for food and medical supplies.

•Liquidity, Working Capital, and the CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act. On April 8, 2020, we received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program to help us offset delays in production and customer purchases. The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable over up to five years at an interest rate of 1% per annum, with a deferral of payments for the first six months.

See “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

Factors Affecting Our Performance

Design Wins. We are developing our smart vision solutions as a key enabling technology for OEMs in automotive and other applications. Because our solutions must be integrated into a broader platform by the OEM, it is critical that we achieve design wins with these customers. The time necessary to achieve design wins varies based on the market and application. The design cycle in the automotive market tends to be substantially longer and more onerous than in other markets. Even within the automotive market, achieving a design win with an automotive OEM takes considerably longer than a design cycle for an aftermarket application. We consider design wins to be critical to our future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly making it difficult to predict our financial performance.

Pricing, Product Cost and Margins. Our pricing and margins will depend on the volumes and the features of the solutions we provide to our customers. To date, most of our revenue has been generated by selling our smart vision solutions into pre-commercial development phase projects. In general, solutions incorporated into development-phase products require more complex configurations, have higher prices and higher gross margins. As our markets reach maturity and commercialization, we expect prices and margins will generally decrease. Our commercial-stage customers will require that our smart vision solutions be manufactured and sold at per-unit prices that enable mass market adoption. To meet the technological and pricing needs of customers reaching commercial scale, we are making significant investments in new solutions for both cost improvements and new features. Our ability to compete in key markets will depend on the success of these investments and our efforts to efficiently and reliably produce cost-effective smart vision solutions for our commercial-stage customers. We have customers with technologies in various stages of development. We anticipate that our prices will vary by market and application due to market-specific supply and demand dynamics and product lifecycles.

Commercialization of Lidar-based Applications. While we believe that we are approaching the inflection point of adoption of lidar across applications and that Velodyne is well-positioned, with strong customer relationships and a growing government interest in urban safety, in both automotive and nonautomotive markets to take advantage of this opportunity, we expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our customers continue R&D projects and begin to commercialize autonomous solutions that rely on lidar technology. As more customers reach the commercialization phase and as the market for lidar solutions matures, these fluctuations in our operating results may become less pronounced. However, in the near term, our revenue may not grow as we expect until more customers commercialize their products.

End Market Concentration. Historically, our revenue has been from a small number of end markets. For example, in fiscal 2019, approximately 44% of our revenue came from the automotive market, although we had more than half of our customers from non-automotive markets. We believe our entry into new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand the end markets we serve, we anticipate that sales to a limited number of end markets will continue to account for a significant portion of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the markets in which we compete.

Success in an end market, or commercialization, is uncertain and may develop differently in each case, with unique pricing, volume and cost dynamics. Additionally, as production scales in order to meet the demands of commercialization, pricing pressure increases and the amount of that pressure is expected to vary by market.

Sales Volume. A typical design win can generate a wide range of sales volumes for our solutions, depending on the end market demand for our customers’ products. This can depend on several factors, including the reputation of the end customer, market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes also depend on whether our customer is in the development, commercialization or production phase. In certain cases, we may provide volume discounts on sales of our solutions, which may or may not be offset by lower manufacturing costs related to higher volumes.

Continued Investment and Innovation. We believe that we are the industry-leading lidar provider with proven designs, extensive product offerings and advanced manufacturing capabilities. Our financial performance is significantly dependent on our ability to maintain this leading position. This is further dependent on the investments we make in R&D. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products and generate active market demand for our products. If we fail to do this, our leading market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Components of Results of Operations

Revenue

The majority of our revenue comes from the sale of our lidar sensors directly to end users and through our network of U.S. and international distributors. Product revenue is recognized when control of the products is transferred to the customer, which is generally upon shipment. For custom products that require engineering and development based on customer requirements, revenue is recognized over time using an output method based on units of product shipped to date relative to total production units under the contract. We also generate a portion of our revenue from intellectual property licensing, royalties and the sale of services related to product development, validation, extended warranty and product repair services. License revenue is recognized upon delivery of the intellectual property if there are no substantive future obligations to perform under the arrangement. Royalties are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. As our manufacturing partners to whom we have licensed our technology start selling to customers we expect royalty revenue to increase as a percentage of total revenue. Service revenue is recognized as the services are performed.

Cost of Revenue

Cost of revenue includes the manufacturing cost of our lidar sensors, which primarily consists of personnel- related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes depreciation and amortization, cost of component inventory, product testing costs, costs of providing services, an allocated portion of overhead, facility and IT costs, warranty costs, excess and obsolete inventory and shipping costs. We expect cost of revenue to increase in absolute dollars in future periods.

Gross Profit and Gross Margin

Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing; product mix changes between established products and new products and licenses; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume; and product support obligations. Additionally, we believe our transition to an outsourced manufacturing model will favorably impact our gross profit over time. Our gross margin varies by product. In addition, our license revenue has lower cost, and therefore it contributes to higher gross margin. We expect our gross margins to fluctuate over time, depending on the factors described above.

Operating Expenses

Research and Development Expenses

R&D expenses consist primarily of personnel-related costs directly associated with our R&D organization, with the remainder being prototype expenses, third-party engineering and contractor costs, an allocated portion of facility and IT costs and depreciation. Our R&D efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors. We expense R&D costs as incurred. We expect our R&D expenses to increase in absolute dollars as we increase our investment in software development to broaden the capabilities of our solutions and introduce new products and features.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing activities. These include the cost of sales commissions, marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, an allocated portion of facility and IT costs and depreciation. We expect that our sales and marketing expenses will increase in absolute dollars over time as we hire additional sales and marketing personnel, increase our marketing activities, grow our domestic and international operations, and build brand awareness.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, and other consulting services, an allocated portion of facility and IT costs and depreciation. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business.

Restructuring Expenses

Restructuring expenses primarily consist of costs of employee termination benefits incurred in connection with our restructuring plan to downsize the manufacturing function and related engineering and administrative functions in our California locations in March 2020. The purposes of this plan are to align resource requirements with the company’s initiatives to lower our cost structure and to increase our production capacity by outsourcing a majority of manufacturing activities. The plan included a reduction of workforce and has been substantially completed as of September 30, 2020.

Stock-Based Compensation

While our stock-based compensation charges to date have been relatively insignificant, we expect our stock- based compensation expense within cost of revenue, R&D, sales and marketing, and general and administrative expenses to increase significantly, starting after we complete the Business Combination. As of September 30, 2020, all compensation expense related to restricted stock awards and units (“RSAs and RSUs”) granted under the pre-combination Velodyne's stock incentive plans remained unrecognized because the liquidity event vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was not probable of being satisfied. As a result of the Business Combination, on October 30, 2020, the Board determined that the liquidity event vesting condition applicable to the pre-combination Velodyne's RSUs was satisfied. As a result of this determination, the Company's outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs is expected to result in approximately $76.0 million of incremental stock-based compensation expense in the fourth quarter of 2020. The Board has not yet made the determination that the liquidity event vesting condition applicable to the pre-combination Velodyne's RSAs is satisfied.

Interest Income and Expense

Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Interest expense consists primarily of interest on our equipment capital leases and credit facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. Dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.

Provision for Income Taxes

Our provision for income taxes consists of federal, state and foreign current and deferred income taxes. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a full valuation allowance for net deferred tax assets, including federal and state net operating loss carryforwards and R&D credit carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income.

We believe that we have adequately reserved for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Product	$26,099	$11,698	$53,948	$63,234
License and services	6,000	1,819	23,568	19,192
Total revenue	32,099	13,517	77,516	82,426
Cost of revenue:
Product(1)	16,482	14,430	46,027	51,384
License and services	648	180	1,032	1,498
Total cost of revenue(1)	17,130	14,610	47,059	52,882
Gross profit (loss)	14,969	(1,093)	30,457	29,544
Operating expenses(1):
Research and Development	10,535	16,521	39,653	42,211
Sales and Marketing	4,126	5,126	12,798	15,945
General and administrative	10,579	4,148	26,942	10,637
Gain on sale of assets held-for-sale	(7,529)	—	(7,529)	—
Restructuring	—	—	1,043	—
Total operating expense	17,711	25,795	72,907	68,793
Operating loss	(2,742)	(26,888)	(42,450)	(39,249)
Interest income	2	191	119	946
Interest expenses	(31)	(18)	(69)	(45)
Other income (expense), net	38	(42)	(105)	(15)
Income (loss) before income taxes	(2,733)	(26,757)	(42,505)	(38,363)
Provision for (benefit from) income taxes	2,562	70	(4,098)	122
Net loss	$(5,295)	$(26,827)	$(38,407)	$(38,485)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	81%	87%	70%	77%
License and services	19	13	30	23
Total revenue	100	100	100	100
Cost of revenue:
Product	51	107	60	62
License and services	2	1	1	2
Total cost of revenue	53	108	61	64
Gross profit (loss)	47	(8)	39	36
Operating expenses:
Research and Development	33	122	51	51
Sales and Marketing	13	38	17	19
General and administrative	33	31	35	13
Gain on sale of assets held-for-sale	(23)	—	(10)	—
Restructuring	—	—	1	—
Total operating expense	56	191	94	83
Operating loss	(9)	(199)	(55)	(47)
Interest income	—	1	—	1
Interest expenses	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(9)	(198)	(55)	(46)
Provision for (benefit from) income taxes	8	1	(5)	—
Net loss	(17)%	(199)%	(50)%	(46)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$2	$—	$2	$—
Research and Development	11	25	32	73
Sales and Marketing	3	—	3	—
General and administrative	69	—	204	38
Total stock-based compensation expense	$85	$25	$241	$111

Our stock-based compensation expense primarily related to our stock options for all periods presented. As of September 30, 2020, no compensation expense related to RSAs and RSUs had been recognized because the performance vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was not probable of being met. As a result of the Business Combination, on October 30, 2020, the Board determined that the liquidity event vesting condition applicable to the pre-combination Velodyne's RSUs was satisfied. As a result of this determination, the Company's outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs is expected to result in approximately $76.0 million of incremental stock-based compensation expense in the fourth quarter of 2020. The Board has not yet made the determination that the liquidity event vesting condition applicable to the pre-combination Velodyne's RSAs is satisfied.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Revenue:
Products	$26,099	$11,698	$14,401	123%
License and services	6,000	1,819	4,181	230
Total	$32,099	$13,517	$18,582	137
Revenue by geographic location:
North America	$22,081	$6,609	$15,472	234%
Asia and Pacific	4,907	2,041	2,866	140
Europe, Middle East and Africa	5,111	4,867	244	5
Total	$32,099	$13,517	$18,582	137

	Nine Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Revenue:
Products	$53,948	$63,234	$(9,286)	(15)%
License and services	23,568	19,192	4,376	23
Total	$77,516	$82,426	$(4,910)	(6)
Revenue by geographic location:
North America	$35,984	$42,325	$(6,341)	(15)%
Asia and Pacific	30,681	22,579	8,102	36
Europe, Middle East and Africa	10,851	17,522	(6,671)	(38)
Total	$77,516	$82,426	$(4,910)	(6)

Total revenue increased by $18.6 million, or 137%, to $32.1 million for the three months ended September 30, 2020, from $13.5 million for the three months ended September 30, 2019. The $14.4 million increase in product revenue reflected an increase of $11.1 million related to a one-time stocking fee, a $6.7 million increase related to a mix towards higher resolution sensors with a higher average selling price, a $4.1 million one-time refund to a related-party customer in September 2019, and an increase of $2.3 million attributable to higher sales of refurbished units and parts, partially offset by a decrease of $8.6 million related to reduction in average selling price for lidar sensors and a decrease of $1.2 million related to reduction in total units sold as a result of the timing of customer demand. The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. The reduction in average selling price reflected our continued objective to drive additional adoption of our smart vision solutions in multiple end markets. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phrase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $4.2 million increase in license and service revenue is driven primarily by our recent cross license agreements.

Total revenue decreased by $4.9 million, or 6%, to $77.5 million for the nine months ended September 30, 2020, from $82.4 million for the nine months ended September 30, 2019. The $9.3 million decrease in product revenue reflected a decrease of $23.3 million related to reduction in average selling price for lidar sensors and a decrease of approximately $13.0 million related to reduction in total units sold as a result of the timing of customer demand related to their programs, partially offset by $9.5 million increase due to the mix of sensors sold, an increase of $11.1 million related to a one-time stocking fee, a $4.1 million one-time refund to a related party customer in September 2019, and an increase of $2.3 million attributable to higher sales of refurbished units and parts. The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. The reduction in average selling price reflected our continued objective to drive additional adoption of our smart vision solutions in multiple end markets. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phrase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $4.4 million increase in license and service revenue primarily reflects the recent cross license agreements.

The $15.5 million increase in North America revenue for the three months ended September 30, 2020 was due to a $11.1 million stocking fee, $3.7 million increase in engineering services and $2.2 million increase related to the sale of refurbished units, partially offset by a $1.5 million decrease due to reduction in average selling price. The $2.9 million increase in Asia-Pacific revenue was primarily due to a $4.1 million one-time refund to a related-party customer in September 2019 and a $0.7million increase in services as a result of our cross license agreement, partially offset by a $1.9million decrease due to reduction in average selling price. The $0.2 million increase in Europe, Middle East and Africa revenue was primarily due to an increase of $5.6 million due to increase in volumes, partially offset by a $5.4 million decrease driven by lower average selling price.

The $6.3 million decrease in North America revenue for the nine months ended September 30, 2020 was due to a $9.0 million reduction in license revenues, plus a decrease of $9.6 million related to volume decreases due to the timing of customer programs, a decrease of $8.2 million due to reduction of average selling price of units sold and a decrease of $1.7 million for repair services, partially offset by an increase of $5.1 million as a result of the mix of units sold, a $2.3 million increase in refurbished units sold, an increase of $3.7 million for engineering services and an increase of $11.1 million related to a one-time stocking fee The $8.1 million increase in Asia-Pacific revenue was primarily due to a $12.0 million increase in license revenue from our recent patent cross license agreements, and a $4.1 million one-time refund to a related party customer in September 2019, partially offset by a decrease of approximately $2.0 million related to volume decrease driven by timing of customer programs, and a decrease of approximately $6.0 million due to reduction of average selling price of units sold. The $6.7 million decrease in Europe, Middle East and Africa revenue was due to a decrease of $9.1 million due to reduction of average selling price and a decrease of $2.7 million related to volume decrease driven by timing of customer programs, partially offset by a $5.1 million increase related to the mix of sensors sold.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Cost of product revenue	$16,482	$14,430	$2,052	14%
Cost of license and service revenue	648	180	468	260%
Total cost of revenue	$17,130	$14,610	$2,520	17%
Gross margin	47%	(8)%

	Nine Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Cost of product revenue	$46,027	$51,384	$(5,357)	(10)%
Cost of license and service revenue	1,032	1,498	(466)	(31)%
Total cost of revenue	$47,059	$52,882	$(5,823)	(11)%
Gross margin	39%	36%

Cost of revenue increased by $2.5 million, or 17%, to $17.1 million for the three months ended September 30, 2020, from $14.6 million for the three months ended September 30, 2019. Of the increase, $2.5 million was due to volume and mix of units sold, $2.8M was due to inventory price adjustments and $0.5 million additional cost to support services revenue growth, partially offset by a decrease of $3.3 million in product costs resulting from decreases in factory overhead costs and direct cost of manufacturing as a result of our sourcing activities.

Cost of revenue decreased by $5.8 million, or 11%, to $47.1 million for the nine months ended September 30, 2020, from $52.9 million for the nine months ended September 30, 2019. Of the decrease, $5.3 million was due to lower product costs resulting from the decreases in sales volume, $3.8 million was due to decreased factory overhead costs and direct cost of manufacturing as a result of our sourcing activities, and $0.5 million due to reduced costs to support service revenue, partially offset by $3.8 million increase in product cost as a result of product mix.

Gross margin increased from (8)% and 36%, respectively, for the three and nine months ended September 30, 2019 to 47% and 39%, respectively, for the three and nine months ended September 30, 2020. The increase in gross margin was primarily due to increased license and services revenues and the $11.1 million stocking fee partially which generated high margins, offset by decreases in average product selling price. We expect to decrease manufacturing labor and overhead costs as we outsource production to our contract manufacturing partners, with the objective of reducing the per unit cost of revenue.

Operating Expenses

	Three Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Research and development	$10,535	$16,521	$(5,986)	(36)%
Sales and marketing	4,126	5,126	(1,000)	(20)
General and administrative	10,579	4,148	6,431	155
Gain on sale of assets held-for-sale	(7,529)	—	(7,529)	N/A
Restructuring	—	—	—	N/A
Total operating expenses	$17,711	$25,795	$(8,084)	(31)

	Nine Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Research and development	$39,653	$42,211	$(2,558)	(6.1)%
Sales and marketing	12,798	15,945	(3,147)	(20)
General and administrative	26,942	10,637	16,305	153
Gain on sale of assets held-for-sale	(7,529)	—	(7,529)	N/A
Restructuring	1,043	—	1,043	N/A
Total operating expenses	$72,907	$68,793	$4,114	6

Research and Development

Research and development expenses decreased by $6.0 million, or 36%, to $10.5 million for the three months ended September 30, 2020, from $16.5 million for the three months ended September 30, 2019. The decrease was primarily due to a $3.8 million decrease in prototype spend, a $1.9 million reduction in personnel related expenses directly related to support of our local manufacturing operations as a result of our restructuring activities earlier this year, and a $0.3 million decrease in professional services, partially offset by an increase of $0.3 million in allocated facility and IT expenses.

Research and development expenses decreased by $2.6 million, or 6.1%, to $39.7 million for the nine months ended September 30, 2020, from $42.2 million for the nine months ended September 30, 2019. The decrease was primarily due to a $5.2 million decrease in prototype product development costs, a $0.4 million decrease in professional services and a $0.3 million decrease in travel expenses, partially offset by an increase of $0.9 million in personnel related costs, mainly driven by an increase in employee headcount contributed primarily to the acquisition of Mapper in July 2019, partially offset by the manufacturing related restructuring activities, an increase of $2.0 million in allocated facility and IT expenses and an increase of $0.6 million in depreciation expense.

Sales and Marketing

Sales and marketing expenses decreased by $1.0 million, or 20%, to $4.1 million for the three months ended September 30, 2020 from $5.1 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease of $0.6 million in travel and trade show expenses, a decrease of $0.3 million in allocated facility and IT expenses, a decrease of $0.2 million in professional services and a decrease of $0.2 million in depreciation expense, partially offset by an increase of $0.5 million in commission expense and an increase of $0.1 million in personnel-related expense.

Sales and marketing expenses decreased by $3.1 million, or 20%, to $12.8 million for the nine months ended September 30, 2020 from $15.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of $1.7 million in travel and trade show expenses, a decrease of $0.8 million in allocated facility and IT expenses, a decrease of $0.6 million in professional service, a decrease of $0.5 million in depreciation expense and a decrease of $0.2 million in demonstration product expense, partially offset by a $0.8 million increase in personnel-related expense and a $0.3 million increase in commission expense.

General and Administrative

General and administrative expenses increased by $6.4 million, or 155%, to $10.6 million for the three months ended September 30, 2020 from $4.1 million for the three months ended September 30, 2019. The increase was primarily attributable to an increase of $1.4 million in personnel-related costs, an increase of $1.6 million in legal and professional services and a $3.5 million write-off of our deferred initial public offering costs.

General and administrative expenses increased by $16.3 million, or 153%, to $26.9 million for the nine months ended September 30, 2020 from $10.6 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase of $7.0 million in legal and professional services, an increase of $2.4 million in legal proceedings accrual for employment-related matters, a $3.5 million write-off of our deferred initial public offering costs and an increase of $3.5 million in personnel-related costs.

Gain on Sale of Assets Held-for-Sale

On July 2, 2020, we sold our Morgan Hill properties to a third-party buyer for $12.3 million and recorded a gain of $7.5 million in our operating expenses.

Restructuring

In March 2020, we initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in our California locations. The plan included a reduction in our workforce and has been substantially completed as of September 30, 2020. As a result of the restructuring program, we incurred restructuring charges totaling $1.0 million for the nine months ended September 30, 2020, primarily related to employee severance related costs. See Note 13 — Restructuring of the Notes to Condensed Consolidated Financial Statements for more details regarding our restructuring plan.

Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Interest income	$2	$191	$(189)	(99)%
Interest expense	(31)	(18)	(13)	72
Other income (expense), net	38	(42)	80	(190)

	Nine Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Interest income	$119	$946	$(827)	(87)%
Interest expense	(69)	(45)	(24)	53
Other income (expense), net	(105)	(15)	(90)	600

Interest income was $2,000 and $0.1 million, respectively, for the three and nine months ended September 30, 2020, compared to $0.2 million and $0.9 million, respectively, for the three and nine months ended September 30, 2019. The decrease was primarily related to a decrease in our average cash, cash equivalent and short-term investment balances in the three and nine months ended September 30, 2020.

Interest expense was primarily related to our capital leases and was insignificant for all periods presented.

Other income (expense), net was insignificant for all periods presented. The changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the nine months ended September 30, 2020 and 2019.

Income Taxes

	Three Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Loss before income taxes	$(2,733)	$(26,757)	$24,024	(90)%
Provision for income taxes	2,562	70	2,492	3560%
Effective tax rate	(93.7)%	(0.3)%

	Nine Months Ended September 30,		Change $	Change %
	2020	2019
	(dollars in thousands)
Loss before income taxes	$(42,505)	$(38,363)	$(4,142)	11%
Provision for (benefit from) income taxes	(4,098)	122	(4,220)	(3459)%
Effective tax rate	9.6%	(0.3)%

The quarterly income tax provision reflects an estimate of the corresponding year’s annual effective tax rate and includes, when applicable, adjustments for discrete items. The tax provision for the periods presented primarily relates to income taxes of non-U.S. operations as the U.S. operations were in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

We are subject to income taxes in the United States, China and Germany. Our effective tax rate changed from (0.3)% in the nine months ended September 30, 2019 to 9.6% in the nine months ended September 30, 2020. This change was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, partially offset by a $2.5 million tax expense related to a Chinese foreign income withholding tax..

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the 2020 coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In April 2020, we filed a claim to carryback a portion of our 2019 net operating losses to 2017 and received a $7.1 million tax refund in May 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we had cash and cash equivalents totaling $297.9 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the Business Combination, PIPE offering and private placements of the pre-combination Velodyne convertible preferred stock. On September 29, 2020, we received $251.1 million from the Business Combination and PIPE offering. In April 2020 and

October 2019, we received $19.9 million and $49.8 million, respectively, in net proceeds from the sale of our Series B-1 convertible preferred stock.

In January 2020, we entered into a loan and security agreement with a financial institution which provides a $25.0 million revolving line of credit (the “2020 Revolving Line”), as amended in September 2020, with an option to increase the credit limit up to an additional $15.0 million with the bank’s approval (Incremental Revolving Line). As part of the 2020 Revolving Line, there is a letter of credit sublimit of $5.0 million. The advances under the 2020 Revolving Line bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if we exercise the Incremental Revolving Line option. The revolving line of credit is secured by certain of our assets. The 2020 Revolving Line matures September 2020 and was extended to December 30, 2020. There were no outstanding borrowings under the 2020 Revolving Line as of September 30, 2020.

On April 8, 2020, we received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program (“PPP”). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.

On July 2, 2020, we sold our Morgan Hill building to a third-party and received net proceeds of $12.3 million.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $204.2 million as of September 30, 2020. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our R&D efforts in smart vision technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition be adversely affected.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(49,627)	$(20,010)
Investing activities	12,278	21,052
Financing activities	275,277	—

Operating Activities

During the nine months ended September 30, 2020, operating activities used $49.6 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $38.4 million, impacted by our non-cash net expense of $3.2 million primarily consisting of depreciation and amortization of $6.3 million, write-off of deferred IPO costs of $3.5 million, provision for doubtful accounts of $0.5 million and stock-based compensation of $0.2 million, partially offset by a gain of $7.5 million from sale of assets held-for-sale . The cash used in changes in our operating assets and liabilities of $26.3 million which primarily consists of an increase of $8.1 million in accounts receivable, a decrease of $9.8 million in accrued expenses and other liabilities due to timing of payments, and an increase of $8.4 million in unbilled receivables from a licensing arrangement with a customer. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $11.9 million was primarily due to an increase of $8.6 million in contract liabilities primarily due to deferred revenues from a licensing arrangement, partially offset by a decrease of $6.1 million in customer deposit. The cash provided from changes in our operating assets and liabilities also included a decrease of $3.3 million in inventories due to decreased sales volume of certain products, a decrease of $2.5 million in prepaid and other current assets, an increase of $3.2 million in accounts payable due to timing of payments, and a decrease of $0.4 million in other noncurrent assets.

During the nine months ended September 30, 2019, operating activities used $20.0 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $38.5 million, impacted by our non-cash charges of $5.9 million primarily consisting of depreciation and amortization of $5.8 million, provision for doubtful accounts of $0.4 million and stock-based compensation of $0.1 million. The cash provided from changes in our operating assets and liabilities of $21.1 million was primarily due to a decrease of $7.8 million in accounts receivable, an increase of $4.6 million in accounts payable and an increase of $7.9 million in accrued liabilities due to timing of payments, and a decrease of $0.7 million in other noncurrent assets. These amounts were partially offset by cash used in changes in our operating assets and liabilities of $8.5 million which was primarily due to an increase of $5.2 million in prepaid expenses and other current assets, an increase of $2.1 million in inventories due to increased sales volume of certain products and a decrease of $1.3 million in contract liabilities.

Investing Activities

During the nine months ended September 30, 2020, cash provided by investing activities was $12.3 million, which was primarily from proceeds from the sale of our Morgan Hill building of $12.3 million and sales and maturities of short-term investments of $2.2 million, partially offset by cash used to purchase property, plant and equipment of $2.2 million.

During the nine months ended September 30, 2019, cash provided by investing activities was $21.1 million, which was primarily from sales and maturities of short-term investments of $57.2 million, partially offset by cash used to purchase short-term investments of $28.8 million and to purchase property, plant and equipment of $4.8 million and to acquire Mapper of $2.5 million.

Our machinery and equipment is depreciated over a useful life of approximately five years.

Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $275.3 million, consisting primarily of net proceeds of $248.3 million from the Business Combination and PIPE offering, $19.9 million from issuance of preferred stock and proceeds of $10.0 million from the PPP loan, partially offset by $1.1 million cash paid for IPO costs and $1.8 million cash paid for repurchases of common stock. There were no financing activities during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

On March 27, 2017, we entered into an unconditional payment guaranty with regard to one of our officers’ $15.0 million term loan. The loan was obtained to acquire, and was secured by, our office and manufacturing facility in San Jose, California. Under the terms of the guaranty, we agreed to unconditionally guarantee this officer’s obligations under the loan. In December 2019, we were released from the unconditional payment guaranty and have no further obligations with respect to the term loan.

Other than as set forth above, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Interest Rate Risk

As of September 30, 2020, we had cash and cash equivalents of approximately $297.9 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Revenue Recognition

We early adopted the requirements of the new revenue recognition standard, known as ASC 606, effective January 1, 2018 utilizing the modified retrospective method of transition. Revenue is recognized upon transfer of control of promised products and to a small extent services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products and services.

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations; however, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.

Transaction price is allocated to each performance obligation on a relative standalone selling price (SSP) basis. Judgment is required to determine SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately. In instances where SSP is not directly observable, we determine SSP using information that may include other observable inputs available to us.

Accounting for contracts recognized over time under ASC 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. We review and update our contract-related estimates regularly, and record adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Inventory Valuation

Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first in, first out basis. We record write-downs of inventories which are obsolete or in excess of anticipated demand. Significant judgment is used in establishing our forecasts of future demand and obsolete material exposures. We consider marketability and product life cycle stage, product development plans, component cost trends, demand forecasts, historical revenue, and assumptions about future demand and market conditions in establishing our estimates. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory writedowns. A change in our estimates could have a significant impact on the value of our inventory and our results of operations.

Stock-Based Compensation

Stock-based compensation consists of expense for stock options, RSAs and RSUs granted to employees and nonemployees. We estimate the fair value of RSAs and RSUs based on the fair market value of our common stock on the date of grant. For market-based performance RSUs (PRSUs), we use the Monte Carlo simulation model (a binomial lattice-based valuation model) to determine the fair value of the PRSUs. The Monte Carlo simulation model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of the PRSUs is not subject to change based on future market conditions. Under the pre-combination Velodyne equity incentive plans, we granted RSAs and RSUs which vest upon the satisfaction of both a time-based condition and a liquidity condition. Upon satisfaction of the liquidity vesting condition, which is the earlier of (i) an IPO, or (ii) a Company sale event, RSAs and RSUs for which the service-based condition has been satisfied will vest immediately, and any remaining unvested RSAs and RSUs will vest over the remaining service period. The fair value of RSAs and RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the liquidity condition becomes probable of being achieved. As of September 30, 2020, no compensation expense had been recognized for the RSAs and RSUs because the liquidity vesting condition was not probable of being satisfied.

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option pricing model. The fair value of stock options that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. We recognize forfeitures as they occur.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes FASB Accounting Standards Codification Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Among its provisions, this standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheets for operating leases, and also requires additional qualitative and quantitative disclosures about lease arrangements. ASU 2016-02 is effective for emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company expects to adopt the new standard in the first quarter of 2021 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company is currently evaluating the impact the adoption of these ASUs will have on its financial statements and related disclosures. The Company expects to recognize a right-of-use asset and corresponding lease liability for its real estate operating leases upon adoption. See Note 12 for more information related to the Company’s lease obligations, which are presented on an undiscounted basis therein.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For emerging growth companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the new standard in the first quarter of 2023 and is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company expects to adopt the new standard in 2021. The adoption of this new standard is not expected to have a significant effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

    We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.
Interest Rate Risk

    As of September 30, 2020, we had cash and cash equivalents of approximately $297.9 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

Foreign Currency Exchange Risk

    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Legal Proceedings
From time to time we are involved in actions, claims, suits and other proceedings in the ordinary course of business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters.

Quanergy Litigation

In September 2016, Quanergy Systems, Inc. (Quanergy) filed a complaint against us and one of our customers in the Northern District of California (the District Court litigation), seeking a declaratory judgment of non-infringement of one of our patents, U.S. Patent No. 7,969,558 (the ‘558 patent) and asserting state and federal trade secret misappropriation claims against us and our customer and breach of contract and constructive fraud claims against our customer. In November 2016, Quanergy filed an amended complaint, removing its trade secret misappropriation claims against us, dropping our customer from the suit and dropping the related claims of breach and constructive fraud. The amended complaint maintained only the declaratory judgment of non-infringement action against us. In December 2016, we filed an answer generally denying the allegations and relief requested in Quanergy’s amended complaint. Our answer also included counterclaims against Quanergy asserting direct, indirect, and willful infringement of the ‘558 patent. In January 2017, Quanergy filed an answer generally denying the allegations in our patent infringement counterclaims and requesting relief. The court held a claim construction hearing on September 13, 2017 and issued a claim construction order on October 4, 2017, which adopted the majority of our proposed constructions. In June 2018, the district court entered an order granting a joint stipulation to stay the litigation.

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (PTAB) in November 2017, challenging all claims of the ‘558 patent that we asserted. We filed our Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. We subsequently filed our Patent Owner Response and a Contingent Motion to Amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying our contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On May 21, 2020, the PTAB denied Quanergy’s request for a rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief is due January 8, 2021.

Hesai and RoboSense Litigation

On August 13, 2019, we filed separate complaints against Hesai Photonics Technology Co., Ltd. (Hesai) (5:19-cv-4742-EJD) and Suteng Innovation Technology Co., Ltd. (RoboSense) (5:19-cv-4746-EJD), in the United States District Court for the Northern District of California. These complaints allege infringement of the ‘558 patent by Hesai and RoboSense, respectively. In both cases, we sought, among other relief, a permanent injunction and monetary damages adequate to compensate us for the alleged infringement. Both cases were stayed pending resolution of the ITC investigation (No. 337-TA-1173). On July 8, 2020, we filed a Notice of Dismissal with Prejudice of the Hesai case (5:19-cv-4742-EJD) pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. The Hesai case is now terminated. On

September 30, 2020, we filed a Notice of Dismissal with Prejudice of the RoboSense case (5:19-cv-4746-EJD) pursuant to the Litigation Settlement and Patent Cross License Agreement discussed below. The RoboSense case is now terminated.

On August 15, 2019, we also filed a patent infringement complaint with the United States International Trade Commission (ITC) against Hesai and RoboSense. The complaint filed with the ITC alleged violations of Section 337 of the Tariff Act of 1930, as amended, by both Hesai and RoboSense and requested that the ITC investigate Hesai and RoboSense for unlawfully importing and selling products that infringe upon the ‘558 patent. On August 28, 2019, we filed a supplement with the ITC. We asked the ITC to issue permanent limited exclusion orders and permanent cease and desist orders against Hesai and RoboSense to stop the importation and sale of the following products in the United States: (a) rotating 3-D lidar devices; (b) components thereof; and (c) sensing systems containing the same. On September 11, 2019, we received notice that the ITC instituted an investigation of Hesai and RoboSense (No. 337-TA-1173). On July 8, 2020, Velodyne and Hesai jointly moved to terminate the ITC investigation with respect to Hesai pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. On July 13, 2020, the ALJ issued Order No. 33, granting the joint motion. Order No. 33 is an Initial Determination that terminates Hesai from the Investigation. On August 4, 2020, the Commission issued a Notice determining not to review the Initial Determination terminating the investigation as to Hesai. As a result, the case against Hesai is now terminated. On September 30, 2020, Velodyne and RoboSense filed a Joint Motion for and Memorandum in Support of Termination of the Investigation based on the Litigation Settlement and Patent Cross License Agreement discussed further below. On October 1, 2020, the ALJ issued Order No. 48 granting the joint motion. Order No. 48 is an Initial Determination that terminates RoboSense from the Investigation. On October 15, 2020, the Commission issued a Notice determining not to review the Initial Determination terminating the investigation as to RoboSense. As a result, the case against RoboSense is now terminated.

On November 8, 2019, Velodyne Lidar Inc., Velodyne Europe GmbH, Gotting KG, and IFTAS GmbH were sued by Hesai for alleged patent infringement before the District Court of Frankfurt, Germany (Docket No. 2-6 O 461/19). Hesai sought money damages and an injunction. On July 8, 2020, Hesai withdrew the case pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. This case is now terminated.

On April 30, 2020, Hesai filed four cases in the Shanghai Intellectual Property Court against the us, Beijing Velodyne Laser Technology Co., Ltd (Velodyne Beijing), and Shanghai Keming Instrument Co., Ltd (Keming) (collectively, Defendants). The cases were docketed by the court on May 6, 2020. Hesai asserted that the Defendants infringed three patents registered in the People’s Republic of China. Each case sought an injunction and monetary damages. On July 8, 2020, Hesai withdrew the four China cases pursuant to the Litigation Settlement and Patent Cross License Agreement discussed further below. These cases are now terminated.

On June 24, 2020, we entered into a Litigation Settlement and Patent Cross-license Agreement with Hesai to resolve all of the disputes between us, as described above, and agreed on the terms of a patent cross- license and releases of liability. The parties also agreed to terminate all of the matters related to Hesai described above.

On September 21, 2020, we entered into a Litigation Settlement and Patent Cross license Agreement with RoboSense to resolve all of the disputes between us, as described above, and agreed on the terms of a patent cross license and releases of liability. The parties also agreed to terminate all of the litigation matters related to RoboSense described above.

Employment Matters

On April 3, 2020, a former employee filed a class action lawsuit in the United States District Court for the Northern District of California. The complaint alleges that we violated the federal Worker Adjustment and Retraining Notification Act, or WARN Act, and California WARN Act in connection with our termination of the employment of the plaintiff and other similarly situated employees. The plaintiff seeks to certify the action as a class action and seeks various other remedies on behalf of himself and others, including unpaid wages, salaries, commissions, bonuses and other compensation and benefits that would have accrued during the following 60 days. The parties reached an agreement to resolve the case and the plaintiff filed a voluntary dismissal of the case on June 29, 2020 in accordance with the terms of the settlement. This case is now terminated.

On June 8, 2020, a former employee filed a class action lawsuit in the Santa Clara County Superior Court of the State of California. The complaint alleges that, among other things, we failed to pay minimum and overtime wages, final wages at termination, and other claims based on meal periods and rest breaks. The plaintiff is bringing this lawsuit on behalf of herself and other similarly situated plaintiffs who have not been identified and is seeking to certify the action as a class action. The plaintiff has now filed a First Amended Complaint that adds a claim pursuant to California’s Private Attorneys General Act. The First Amended Complaint does not specify the amount the plaintiff seeks to recover. Velodyne’s response to the First Amended Complaint is due on November 16, 2020 and the parties are in the process of beginning discovery concerning class certification issues. The Court has scheduled a Case Management Conference for February 3, 2021.

Business Combination

On August 4, 2020, a purported shareholder of Graf commenced a putative class action against Graf and its directors in the Supreme Court of the State of New York, New York County. The Plaintiff alleges that the Board members, aided and abetted by Graf, breached their fiduciary duties by entering into the Merger Agreement with Velodyne. The Plaintiff alleges that the Merger Agreement undervalues Graf, was the result of an improper process and that Graf’s disclosure concerning the proposed Merger is inadequate. As a result of these alleged breaches of fiduciary duty, the Plaintiff seeks, among other things, an award of rescissory damages. We believe the claim is without merit and intends to defend ourselves vigorously.

Item 1A. Risk Factors
You should carefully review and consider the following risk factors and the other information contained in this proxy statement, including the financial statements and notes to the financial statements included herein, in evaluating the Business Combination and the proposals to be voted on at the Special Meeting. The following risk factors apply to the business and operations of Velodyne and will also apply to the business and operations of the post-combination company following the completion of the Business Combination. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the ability to complete or realize the anticipated benefits of the Business Combination, and may have an adverse effect on the business, cash flows, financial condition and results of operations of the post-combination company. You should also carefully consider the following risk factors in addition to the other information included in this proxy statement, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We or Velodyne may face additional risks and uncertainties that are not presently known to us or Velodyne, or that we or Velodyne currently deem immaterial, which may also impair our or Velodyne’s business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
We have grouped the risks into three categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category.

Risks Related to Velodyne’s Business

Velodyne’s business could be materially and adversely affected by the current global COVID-19 pandemic.

The recent COVID-19 pandemic has disrupted and affected Velodyne’s business. For example, from March until June of 2020, due to the rapid spread of COVID-19, Velodyne’s manufacturing facility in San Jose, California was operating at approximately 50% capacity. Additionally, Velodyne observed delayed customer purchases and longer sales cycles with customers that are addressing budget constraints, delayed projects or other hardships related to the COVID-19 pandemic. Velodyne has a global customer base operating in a wide range of industries that has been impacted in different ways by the pandemic. Velodyne also depends on suppliers and manufacturers worldwide. Depending upon the duration of the pandemic, the associated business interruptions and the recovery, Velodyne’s customers, suppliers, manufacturers and partners may suspend or delay their engagement with Velodyne. If the pandemic worsens, if the economic recovery is delayed or if there are further business interruptions or changes in customer purchasing behavior, Velodyne’s business, results of operations and ability to raise capital may be materially and adversely affected. Velodyne’s response to the COVID-19 pandemic may prove to be inadequate and it may be unable to continue its operations in the manner it had prior to the outbreak, and may endure further interruptions, reputational harm, delays in its product development and shipments, all of which could have an adverse effect on its business, operating results, and financial condition. In addition, when the pandemic subsides, Velodyne cannot assure you as to the timing of any economic recovery, which could continue to have a material adverse effect on its target markets and its business.

Since many of the markets in which Velodyne competes are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for Velodyne’s products.

Velodyne is pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require complex technology. Because these automotive systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components of Velodyne or others not being ready to be deployed in vehicles. Although some companies have released systems and vehicles using Velodyne’s products, others may not be able to commercialize this technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of Velodyne’s control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect Velodyne’s growth. Velodyne’s future financial performance will depend on its ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, Velodyne’s products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which Velodyne operates, it is difficult to predict customer demand or adoption rates for its products or the future growth of the markets in which it operates. As a result, the financial projections in this prospectus necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results. If demand does not develop or if Velodyne cannot accurately forecast customer demand, the size of its markets, inventory requirements or its future financial results, its business, results of operations and financial condition will be adversely affected.

Despite the actions Velodyne is taking to defend and protect its intellectual property, Velodyne may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its solutions. Velodyne’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.

The success of Velodyne’s products and its business depends in part on Velodyne’s ability to obtain patents and other intellectual property rights and maintain adequate legal protection for its products in the United States and other international jurisdictions. Velodyne relies on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights, all of which provide only limited protection. Velodyne cannot assure you that any patents will be issued with respect to its currently pending patent applications or that any trademarks will be registered with respect to its currently pending applications in a manner that gives Velodyne adequate defensive protection or competitive advantages, if at all, or that any patents issued to Velodyne or any trademarks registered by it will not be challenged, invalidated or circumvented. Velodyne has filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which it operates or in which Velodyne seeks to enforce its intellectual property rights, or may be difficult to enforce in practice. Velodyne’s currently issued patents and trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Velodyne cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Velodyne or infringe Velodyne’s intellectual property.

Protecting against the unauthorized use of Velodyne’s intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. Velodyne believes that its patents are foundational in the area of lidar products and intends to enforce the intellectual property portfolio it has built over the years. Unauthorized parties may attempt to copy or reverse engineer Velodyne’s smart vision solutions or certain aspects of Velodyne’s solutions that it considers proprietary. Litigation may be necessary in the future to enforce or defend Velodyne’s intellectual property rights, to prevent unauthorized parties from copying or reverse engineering its solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the U.S.

For example, Velodyne recently achieved a favorable result in two proceedings before the U.S. Patent Trial and Appeal Board (“PTAB”) where the PTAB upheld the validity of Velodyne’s patent claims that were being challenged as unpatentable by one of its competitors. Velodyne’s competitor filed a request for rehearing that was denied by the PTAB. The matter may proceed to an appeal in the future. In addition, that same competitor initiated a lawsuit in the U.S. District Court for the Northern District of California, and while that case is stayed pending PTAB proceedings, Velodyne cannot guarantee a favorable outcome in the litigation.

Additionally, to protect its intellectual property, Velodyne filed patent infringement cases in August 2019 with the U.S. International Trade Commission (“ITC”) and the U.S. District Court for the Northern District of California against Hesai Photonics Technology Co., Ltd. (“Hesai”) and Suteng Innovation Technology Co., Ltd. (“RoboSense”). Velodyne resolved its disputes with Hesai in June 2020 and resolved its disputes with RoboSense in September 2020.

Any such litigation, whether initiated by Velodyne or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect Velodyne’s business, operating results and financial condition. Even if it obtains favorable outcomes in litigation, Velodyne may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering its smart vision solutions. Further, many of Velodyne’s current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than Velodyne has. Attempts to enforce its rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against Velodyne, or result in a holding that invalidates or narrows the scope of Velodyne’s rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which Velodyne’s products are available and competitors based in other countries may sell infringing products in one or more markets. An inability to adequately protect and enforce Velodyne’s intellectual property and other proprietary rights or an inability to prevent authorized parties from copying or reverse engineering its smart vision solutions or certain aspects of its solutions that Velodyne considers proprietary could seriously adversely affect its business, operating results, financial condition and prospects.

Velodyne continues to implement strategic initiatives designed to grow its business. These initiatives may prove more costly than it currently anticipates and Velodyne may not succeed in increasing its revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

Velodyne continues to make investments and implement initiatives designed to grow its business, including:

•investing in research and development;
•expanding its sales and marketing efforts to attract new customers across industries;
•investing in new applications and markets for its products;
•further enhancing its manufacturing processes and partnerships;
•pursuing litigation to protect its intellectual property; and
•investing in legal, accounting, and other administrative functions necessary to support its operations as a public company.

These initiatives may prove more expensive than it currently anticipates, and Velodyne may not succeed in increasing its revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although Velodyne generated net income of $15.8 million for 2017, it has incurred net losses in the past, including net losses of $62.3 million for 2018 and $67.2 million for 2019 and $38.4 million for the nine months ended September 30, 2020. The market opportunities Velodyne is pursuing are at an early stage of development, and it may be many years before the end markets Velodyne expects to serve generate demand for its products at scale, if at all. Velodyne’s revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with its lidar products, if certain automotive original equipment manufacturers (“OEMs”) or other market participants change their autonomous vehicle technology, failure of Velodyne’s customers to commercialize autonomous systems that include its smart vision solutions, Velodyne’s inability to effectively manage its inventory or manufacture products at scale, Velodyne’s inability to enter new markets or help its customers adapt its products for new applications or Velodyne’s failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of Velodyne’s target markets, customer demand for its products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, Velodyne does not expect to achieve profitability over the near term. If Velodyne’s revenue does not grow over the long term, its ability to achieve and maintain profitability may be adversely affected, and the value of its business may significantly decrease.

Because Velodyne’s sales have been primarily to customers making purchases for research and development projects and its orders are project-based, Velodyne expects its results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Velodyne’s quarterly results of operations have fluctuated in the past and may vary significantly in the future, and its revenue has declined in two consecutive years. As such, historical comparisons of its operating results may not be meaningful. In particular, because Velodyne’s sales to date have primarily been to customers making purchases for research and development, sales in any given quarter can fluctuate based on the timing and success of its customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Velodyne’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of its control and may not fully reflect the underlying performance of Velodyne’s business. These fluctuations could adversely affect Velodyne’s ability to meet its expectations or those of securities analysts or investors. If Velodyne does not meet these expectations for any period, the value of its business and its securities could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•The timing and magnitude of orders and shipments of Velodyne’s products in any quarter.
•Pricing changes Velodyne may adopt to drive market adoption or in response to competitive pressure.

•Velodyne’s ability to retain its existing customers and attract new customers.
•Velodyne’s ability to develop, introduce, manufacture and ship in a timely manner products that meet customer requirements.
•Disruptions in Velodyne’s sales channels or termination of its relationship with important channel partners.
•Delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from Velodyne or its competitors.
•Fluctuations in demand pressures for Velodyne’s products.
•The mix of products sold in any quarter.
•The duration of the global COVID-19 pandemic and the time it takes for economic recovery.
•The timing and rate of broader market adoption of autonomous systems utilizing Velodyne’s smart vision solutions across the automotive and other market sectors.
•Market acceptance of lidar and further technological advancements by Velodyne’s competitors and other market participants.
•The ability of Velodyne’s customers to commercialize systems that incorporate its products.
•Any change in the competitive dynamics of Velodyne’s markets, including consolidation of competitors, regulatory developments and new market entrants.
•Velodyne’s ability to effectively manage its inventory.
•Changes in the source, cost, availability of and regulations pertaining to materials Velodyne uses.
•Adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs.
•General economic, industry and market conditions, including trade disputes.

Velodyne’s transition to an outsourced manufacturing business model may not be successful, which could harm its ability to deliver products and recognize revenue.

Velodyne is transitioning from a manufacturing model in which it primarily manufactured and assembled its products at its California location, to one where it relies on third-party manufacturers in Europe and Asia. Velodyne currently has agreements with Fabrinet, Nikon and Veoneer to provide contract manufacturing of certain of its products. Velodyne believes the use of third-party manufacturers will have benefits, but in the near term, while it is beginning manufacturing with new partners, Velodyne may lose revenue, incur increased costs and harm its customer relationships.

Reliance on third-party manufacturers reduces Velodyne’s control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. Velodyne may experience delays in shipments or issues concerning product quality from its third-party manufacturers. If any of Velodyne’s third-party manufacturers experience interruptions, delays or disruptions in supplying its products, including by natural disasters, the global COVID-19 pandemic or work stoppages or capacity constraints, Velodyne’s ability to ship products to distributors and customers would be delayed. The COVID-19 pandemic has caused interruptions in Velodyne’s manufacturing operations and production delays. For example, Velodyne personnel have not be able to travel to Thailand to meet with a key manufacturing partner. Additionally, if any of Velodyne’s third-party manufacturers experience quality control problems in their manufacturing operations and Velodyne’s products do not meet customer or regulatory requirements, it could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on Velodyne’s ability to fulfill orders and could have a negative effect on its operating results. In addition, such delays or issues with product quality could adversely affect Velodyne’s reputation and its relationship with its channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture Velodyne’s products in required volumes or at all, Velodyne’s supply may be disrupted, it may be required to seek alternate manufacturers and it may be required to re-design its products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse effect on Velodyne’s ability to meet its scheduled product deliveries and may subsequently lead to the loss of sales. While Velodyne takes measures to protect its trade secrets, the use of third-party manufacturers may also risk disclosure of its innovative and proprietary manufacturing methodologies, which could adversely affect Velodyne’s business.

In addition, Velodyne currently relies on third-party manufacturers to produce its custom application specific integrated circuits (“ASICs”). Velodyne has made considerable investments to develop its proprietary ASICs and its smart vision solutions depend on them. If third-party manufacturers of Velodyne’s custom ASICs experience interruptions, delays or disruptions in supplying its ASICs or if there are work stoppages, production delays or facility closures due to the COVID-19 pandemic, Velodyne’s ability to ship its smart vision solutions will be delayed and it may be unable to meet customer demand. Velodyne’s ASICs may have defects or other issues if its third-party manufacturers have quality control or other problems in their operations. These defects may delay Velodyne’s ability to fulfill customer orders, which would have a negative effect on its brand and operating results. If it needs to change manufacturers of its ASICs for any reason, Velodyne cannot guarantee that it will be able to find a replacement manufacturer willing to produce its custom ASICs at a price it deems appropriate, or at all.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on Velodyne’s results of operations.

While Velodyne makes its strategic planning decisions based on the assumption that the markets it is targeting will grow, Velodyne’s business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automobile industry and global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by Velodyne’s automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and Velodyne expects such fluctuations to give rise to fluctuations in the demand for its products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by Velodyne’s automotive OEM customers and could have a material adverse effect on its business, results of operations and financial condition.

Although Velodyne believes that lidar is the industry standard for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than Velodyne expects, its business will be adversely affected.

While Velodyne’s lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 44% of its revenue during 2019 was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. Velodyne continually studies emerging and competing sensing technologies and methodologies and it may add new sensing technologies such as radar and cameras to its offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, Velodyne cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, Velodyne expects that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. Although it currently believes it has the lead in lidar-based systems for the autonomous market, by the time mass market adoption of autonomous vehicle technology is achieved, Velodyne expects competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as Velodyne or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, its business, results of operations and financial condition will be materially and adversely affected.

Velodyne is investing in and pursuing market opportunities outside of the automotive markets, including in UAVs, self-driving rovers, industrial and security robots, mapping applications for topography and surveying and smart city initiatives. Velodyne believes that its future revenue growth, if any, will depend in part on its ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires Velodyne to address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for lidar technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of Velodyne’s customers outside of the automotive industry are still in the testing and development phases and it cannot be certain that they will commercialize products or systems with its lidar products or at all. Velodyne cannot be certain that lidar will be sold into these markets, or any market outside of automotive market, at scale. Adoption of lidar products, including Velodyne’s products, outside of the automotive industry will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits of designing lidar into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as Velodyne can keep pace with rapid technological change in certain developing markets and the global response to the COVID-19 pandemic and the length of any associated work stoppages. If lidar technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than Velodyne expects, its business, results of operation and financial condition will be materially and adversely affected.

Because lidar is new in the market, forecasts of market growth in this prospectus may not be accurate.

Market opportunity estimates and growth forecasts included in this prospectus are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this prospectus relating to the expected size and growth of the markets for lidar-based technology and other markets in which Velodyne participates may prove to be inaccurate. Even if these markets experience the forecasted growth described in this prospectus, Velodyne may not grow its business at similar rates, or at all. Velodyne’s future growth is subject to many factors, including market adoption of its products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this prospectus, including Velodyne’s estimates that the size of its total addressable market is expected to be approximately $11.9 billion in 2022 and that its automotive total addressable market is expected to grow from $7.3 billion in 2022 to $16.8 billion in 2026, should not be taken as indicative of Velodyne’s future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and Velodyne cannot assure you that these forecasts will not be materially and adversely affected as a result.

Velodyne’s investments in educating its customers and potential customers about the advantages of lidar and its applications may not result in sales of Velodyne’s products.

Educating Velodyne’s prospective customers, and to a lesser extent, its existing customers, about lidar, its advantages over other sensing technologies and lidar’s ability to convey value in different industries and deployments is an integral part of developing new business and the lidar market generally. If prospective customers have a negative perception of, or experience with, lidar or a competitor’s lidar products they may be reluctant to adopt lidar in general or specifically Velodyne’s products. Adverse statements about lidar by influential market participants may also deter adoption. Some of Velodyne’s competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, lidar or Velodyne’s solutions. Velodyne’s efforts to educate potential customers and the market generally and to counter any adverse statements made by competitors or other market participants will require significant financial and personnel resources. These educational efforts may not be successful and Velodyne may not offset the costs of such efforts with revenue from the new customers. If Velodyne is unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, its financial condition will be adversely affected.

In addition to patented technology, Velodyne relies on its unpatented proprietary technology, trade secrets, processes and know-how.

Velodyne relies on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that Velodyne believes is best protected by means that do not require public disclosure. Velodyne generally seeks to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors and third parties. However, Velodyne may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of its proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Velodyne has limited control over the protection of trade secrets used by its current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs.

In addition, Velodyne’s proprietary information may otherwise become known or be independently developed by its competitors or other third parties. To the extent that its employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for Velodyne, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of Velodyne’s proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect its competitive business position. Furthermore, laws regarding trade secret rights in certain markets where Velodyne operates may afford little or no protection to its trade secrets. Velodyne also relies on physical and electronic security measures to protect its proprietary information, but it cannot provide assurance that these security measures will not be breached or provide adequate protection for its property. There is a risk that third parties may obtain and improperly utilize Velodyne’s proprietary information to its competitive disadvantage. Velodyne may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce its intellectual property rights.

The markets in which Velodyne competes are characterized by rapid technological change, which requires it to continue to develop new products and product innovations, and could adversely affect market adoption of its products.

While Velodyne intends to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology, lidar and the markets for these products, including the ADAS and autonomous driving industries, could adversely affect adoption of lidar and/or Velodyne’s products, either generally or for particular applications. Velodyne’s future success will depend upon its ability to develop and introduce a variety of new capabilities and innovations to its existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which Velodyne offers its products. For example, Velodyne is currently working on developing its Vella software, which is a data curation software platform, as well as several other new lidar products. Velodyne cannot guarantee that the Vella software or the new products will be released in a timely manner, or at all, or achieve market acceptance. For example, in 2019 Velodyne experienced delays in acceptance of certain of its new lidar products as it worked with its customers to identify, define and meet product requirements, and Velodyne may be unable to sell these or future products at scale until these issues are resolved. Delays in delivering new products that meet customer requirements could damage Velodyne’s relationships with customers and lead them to seek alternative sources of supply. In addition, Velodyne’s success to date has been based on the delivery of its smart vision solutions to research and development programs in which developers are investing substantial capital to develop new systems. Velodyne’s continued success relies on the success of the research and development phase of these customers as they expand into commercialized projects. While some customers already have achieved commercialization, most of Velodyne’s automotive customers are just beginning on the path to commercialization. As autonomous technology reaches the stage of large scale commercialization Velodyne will be required to develop and deliver smart vision solutions at price points that enable wider and ultimately mass- market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase Velodyne’s competitors’ products or turn to alternative sensing technology.

If Velodyne is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with technological alternatives, its products could lose market share, its revenue will decline, it may experience operating losses and its business and prospects will be adversely affected.

Velodyne operates in a highly competitive market and some market participants have substantially greater resources. Velodyne competes against a large number of both established competitors and new market entrants.

The markets for sensing technology applicable to autonomous solutions across numerous industries are highly competitive. Velodyne’s future success will depend on its ability to maintain its lead by continuing to develop and protect from infringement advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Velodyne’s competitors are numerous and they compete with it directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technology. Velodyne faces competition from camera and radar companies, other developers of lidar products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than it does. Some examples of Velodyne’s competitors include DENSO Corporation, Hesai, Ibeo Automotive Systems, LeddarTech, Innoviz, Luminar, Quanergy, Magna International, Valeo SA, Bosch, Continental and ZF Friedrichshafen AG. In the automotive market, Velodyne’s competitors have commercialized non-lidar-based ADAS technology which has achieved market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, research and development and other resources.

Some of Velodyne’s customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with Velodyne’s smart vision solutions. Velodyne does not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In markets outside of the automotive industry, its competitors, like Velodyne, seek to develop new sensing applications across industries. Even in these emerging markets, Velodyne faces substantial competition from numerous competitors seeking to prove the value of their technology. Additionally, increased competition may result in pricing pressure and reduced margins and may impede Velodyne’s ability to increase the sales of its products or cause it to lose market share, any of which will adversely affect its business, results of operations and financial condition.

Velodyne expects to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce its profitability and may never result in revenue to Velodyne.

Velodyne’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. Velodyne plans to incur substantial and potentially increasing, research and development costs as part of its efforts to design, develop, manufacture and commercialize new products and enhance existing products. Velodyne’s research and development expenses were $31.6 million, $52.0 million, $56.9 million and $39.7 million during 2017, 2018 and 2019 and the nine months ended September 30, 2020, respectively and are likely to grow in the future. Because Velodyne accounts for research and development as an operating expense, these expenditures will adversely affect its results to operations in the future. Further, Velodyne’s research and development program may not produce successful results, and its new products may not achieve market acceptance, create additional revenue or become profitable.

The completion of the Business Combination does not automatically result in the satisfaction of the liquidity event vesting condition applicable to our outstanding RSUs and RSAs and it is anticipated that a liquidity event will be deemed to have occurred by the board of directors following the completion of the Business Combination and at that time we will be required to record a significant stock-based compensation expense.

Our stock-based compensation expense to date has been insignificant. We anticipate that our stock- based compensation expense will increase significantly following the closing of the Business Combination. All outstanding RSUs and RSAs vest upon the satisfaction of both a service condition and a liquidity event condition. The service condition for a majority of the RSUs is satisfied over a period of four years. As of September 30, 2020, no stock-based compensation expense had been recognized for the outstanding RSUs and RSAs because the satisfaction of the liquidity event condition was not probable. While the completion of the Business Combination does not automatically result in satisfaction of the liquidity event vesting condition, it is anticipated that a liquidity event will be deemed to have occurred by our board of directors following the completion of the Business Combination, effecting a stock-based award modification. In the quarter in which the board of directors deems this liquidity event condition satisfied, we will record a significant one time stock-based compensation expense, and then we will begin recording stock-based compensation expense related to our RSUs and RSAs as they vest. On October 30, 2020, the Board determined that the liquidity event vesting condition applicable to the pre-combination Velodyne Lidar's RSUs was satisfied. As a result of this determination, the Company's outstanding RSUs vested to the extent the applicable service condition was been satisfied as of such date. The vesting of these outstanding RSUs is expected to result in approximately $76.0 million of incremental stock-based compensation expense in the fourth quarter of 2020. The stock- based compensation expense related to RSUs and other outstanding equity awards will have a significant negative impact on our ability to achieve profitability on a GAAP basis in 2020 and 2021.

As part of growing its business, Velodyne may make acquisitions. If Velodyne fails to successfully select, execute or integrate its acquisitions, then its business, results of operations and financial condition could be materially adversely affected and our stock price could decline.

From time to time, Velodyne may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. Acquisitions involve numerous risks and challenges, including relating to the successful integration of the acquired business and its key personnel, entering into new territories or markets with which Velodyne has limited or no prior experience, establishing or maintaining business relationships with new customers, channel partners, vendors and suppliers, unexpected liabilities and potential post-closing disputes.

To date, Velodyne has limited experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect its business, financial condition and results of operations and could cause our stock price to decline.

Velodyne may need to raise additional capital in the future in order to execute its business plan, which may not be available on terms acceptable to Velodyne, or at all.

In the future, Velodyne may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and it may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, Velodyne may issue equity or equity-linked securities to such current or potential customers or partners. Velodyne may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If Velodyne raises additional funds through the issuance of equity or convertible debt or other equity- linked securities or if it issues equity or equity-linked securities to current or potential customers to further business relationships, its existing stockholders could experience significant dilution. Any debt financing obtained by Velodyne in the future could involve restrictive covenants relating to its capital raising activities and other financial and operational matters, which may make it more difficult for Velodyne to obtain additional capital and to pursue business opportunities, including potential acquisitions. If Velodyne is unable to obtain adequate financing or financing on terms satisfactory to Velodyne, when Velodyne requires it, Velodyne’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on Velodyne’s business, financial condition and results of operations.

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where Velodyne currently purchases its components, sells its products or conducts its business could adversely affect Velodyne’s business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where Velodyne conducts its business. A number of other nations have proposed or instituted similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Velodyne’s business. For example, such changes could adversely affect the automotive market, Velodyne’s ability to access key components or raw materials needed to manufacture its products (including, but not limited to, rare-earth metals), Velodyne’s ability to sell its products to customers outside of the U.S. and the demand for its products. It may be time-consuming and expensive for Velodyne to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Third-party claims that Velodyne is infringing intellectual property, whether successful or not, could subject it to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.

Although Velodyne holds key patents related to its products, a number of companies, both within and outside of the lidar industry, hold other patents covering aspects of lidar products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Velodyne has received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that it infringes their intellectual property rights, particularly as Velodyne expands its presence in the market, expands to new use cases and faces increasing competition. In addition, parties may claim that the names and branding of Velodyne’s products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, Velodyne may have to change the names and branding of its products in the affected territories and it could incur other costs.

Velodyne currently has a number of agreements in effect pursuant to which it has agreed to defend, indemnify and hold harmless its customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement by Velodyne’s products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Velodyne’s insurance may not cover all intellectual property infringement claims. A claim that its products infringe a third party’s intellectual property rights, even if untrue, could adversely affect Velodyne’s relationships with its customers, may deter future customers from purchasing its products and could expose Velodyne to costly litigation and settlement expenses. Even if Velodyne is not a party to any litigation between a customer and a third party relating to infringement by its products, an adverse outcome in any such litigation could make it more difficult for Velodyne to defend its products against intellectual property infringement claims in any subsequent litigation in which it is a named party. Any of these results could adversely affect Velodyne’s brand and operating results.

Velodyne’s defense of intellectual property rights claims brought against it or its customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force Velodyne to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Velodyne to pay substantial damages or obtain an injunction. An adverse determination also could invalidate Velodyne’s intellectual property rights and adversely affect its ability to offer its products to its customers and may require that Velodyne procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect Velodyne’s business, operating results, financial condition and prospects.

Changes in tax laws or exposure to additional income tax liabilities could affect Velodyne’s future profitability.

Factors that could materially affect Velodyne’s future effective tax rates include but are not limited to:

•Changes in tax laws or the regulatory environment.
•Changes in accounting and tax standards or practices.
•Changes in the composition of operating income by tax jurisdiction.
•Velodyne’s operating results before taxes.
◦
Because Velodyne does not have a long history of operating at its present scale and it has significant expansion plans, Velodyne’s effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the Internal Revenue Code of 1986, as amended, or the Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.- owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income (“GILTI”) and base erosion and anti-abuse tax (“BEAT”). The primary impact of the new legislation on Velodyne’s 2017 and 2018 provision for income taxes was $1.9 million and $0.2 million, respectively. We did not record any tax impacts for 2019 and 2020, and do not anticipate recording any further tax impacts. Additionally, Velodyne made a one-time deemed repatriation tax payment of $0.1 million in 2017. The overall impact of this tax reform is uncertain, and Velodyne’s business and financial condition, including with respect to its non-U.S. operations, could be adversely affected.

In addition to the impact of the Tax Act on Velodyne’s federal taxes, the Tax Act may impact its taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to Velodyne’s global tax position and materially adversely affect its business, results of operations and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Velodyne’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Velodyne does not prevail in any such disagreements, its profitability may be affected.

Velodyne’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, Velodyne had $107.4 million of U.S. federal and $73.4 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2038 for state tax purposes (noting that the net operating carryforward was subsequently reduced to $78.3 million in 2020 after the carryback of losses allowed under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”)). It is possible that Velodyne will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post- change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Velodyne has not yet undertaken an analysis of whether or not the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the Code.

Velodyne has in the past and may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on its profitability and consolidated financial position.

Velodyne may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with Velodyne’s suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and VAT disputes and employment and tax issues. In addition, Velodyne has in the past and could face in the future a variety of labor and employment claims against it, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from Velodyne very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit Velodyne’s operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on Velodyne’s operating results and consolidated financial position or that its established reserves or its available insurance will mitigate this impact.

Velodyne is subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of its products. Some of Velodyne’s customers also require that it comply with their own unique requirements relating to these matters.

Velodyne manufactures and sells products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where Velodyne manufactures and assembles its products, as well as the locations where Velodyne sells its products. For example, certain regulations limit the use of lead in electronic components. Since Velodyne operates on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that Velodyne and its suppliers are in compliance with all existing regulations. If there is an unanticipated new regulation that significantly impacts Velodyne’s use of various components or requires more expensive components, that regulation could materially adversely affect its business, results of operations and financial condition.

Velodyne’s products are also used for autonomous driving and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of lidar generally or Velodyne’s products specifically. If Velodyne fails to adhere to these new regulations or fails to continually monitor the updates, it may be subject to litigation, loss of customers or negative publicity and its business, results of operations and financial condition will be adversely affected.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and Velodyne believes this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way Velodyne manufactures products or utilizes energy to produce its products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components Velodyne uses in its products. Environmental regulations require Velodyne to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of its products. Velodyne is unable to predict how any future changes will impact it and if such impacts will be material to its business.

Velodyne’s business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market.

Government vehicle safety regulations are an important factor for Velodyne’s business. Historically, these regulations have imposed ever-more stringent safety regulations for vehicles. These safety regulations often require, or customers demand that, vehicles have more safety features per vehicle and more advanced safety products.

While Velodyne believes increasing automotive safety standards will present a market opportunity for its products, government safety regulations are subject to change based on a number of factors that are not within its control, including new scientific or technological data, adverse publicity regarding the industry recalls and safety risks of autonomous driving and ADAS, accidents involving its products, domestic and foreign political developments or considerations, and litigation relating to its products and its competitors’ products. Changes in government regulations, especially in the autonomous driving and ADAS industries could adversely affect Velodyne’s business. If government priorities shift and Velodyne is unable to adapt to changing regulations, its business may be materially and adversely affected.

Federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the cars that carry Velodyne’s sensors go into production, it is subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966, or the Vehicle Safety Act, including a duty to report, subject to strict timing requirements, safety defects with its products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. Velodyne is also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act, or TREAD, which requires equipment manufacturers, such as Velodyne, to comply with “Early Warning” requirements by reporting certain information to the NHTSA, such as information related to defects or reports of injury related to its products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. If Velodyne cannot rapidly address any safety concerns or defects with its products, its business, results of operations and financial condition may be adversely affected.

The U.S. Department of Transportation issued regulations in 2016 that require manufacturers of certain autonomous vehicles to provide documentation covering specific topics to regulators, such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place and the methods used to test the design and validation of autonomous driving systems. As cars that carry Velodyne’s sensors go into production, the obligations of complying with safety regulations could increase and it could require increased resources and adversely affect Velodyne’s business.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which Velodyne operates may adversely impact its business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, Velodyne’s policies and operations.

Velodyne’s current and potential future operations and sales subject it to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact Velodyne’s operations and the development of its business. While, generally, Velodyne does not have access to, collect, store, process, or share information collected by its solutions unless its customers choose to proactively provide such information to us, Velodyne’s products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on Velodyne’s business is rapidly evolving across jurisdictions and remains uncertain at this time.

Velodyne may also be affected by cyber attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cyber criminals or insiders may target Velodyne or third-parties with which it has business relationships in an effort to obtain data, or in a manner that disrupts Velodyne’s operations or compromises its products or the systems into which its products are integrated.

Velodyne is assessing the continually evolving privacy and data security regimes and measures it believes are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like Velodyne’s, it may need to update or enhance its compliance measures as its products, markets and customer demands further develop and these updates or enhancements may require implementation costs. The compliance measures Velodyne does adopt may prove ineffective. Any failure, or perceived failure, by Velodyne to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber attacks affecting Velodyne, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in Velodyne, which could have an adverse effect on its reputation and business.

Regulations related to conflict minerals may cause Velodyne to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of its products.

Velodyne is subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require it to determine, disclose and report whether its products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in Velodyne’s products. In addition, Velodyne will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of its products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that its reputation may be adversely affected if Velodyne determines that certain of its products contain minerals not determined to be conflict-free or if Velodyne is unable to alter its products, processes or sources of supply to avoid use of such materials.

If Velodyne fails to maintain an effective system of internal controls, its ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. Velodyne expects that the requirements of these rules and regulations will continue to increase its legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on its personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that Velodyne maintain effective disclosure controls and procedures and internal control over financial reporting. Velodyne is continuing to develop and refine its disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to Velodyne’s principal executive and financial officers.

Velodyne’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Further, weaknesses in Velodyne’s internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect Velodyne’s operating results or cause it to fail to meet its reporting obligations and may result in a restatement of Velodyne’s financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of Velodyne’s internal control over financial reporting that it is required to include in its periodic reports Velodyne will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Velodyne’s reported financial and other information.

In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, Velodyne has expended and anticipates that it will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of its internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase Velodyne’s operating costs and could materially and adversely affect its ability to operate its business. In the event that Velodyne’s internal controls are perceived as inadequate or that it is unable to produce timely or accurate financial statements, investors may lose confidence in Velodyne’s operating results and our stock price could decline. In addition, if Velodyne is unable to continue to meet these requirements, it may not be able to obtain or maintain listing on Nasdaq.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Velodyne’s controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

Velodyne currently has and targets many customers that are large corporations with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If Velodyne is unable to sell its products to these customers, its prospects and results of operations will be adversely affected.

Many of Velodyne’s customers and potential customers are large, multinational corporations with substantial negotiating power relative to it and, in some instances, may have internal solutions that are competitive to Velodyne’s products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of Velodyne’s time and resources. Velodyne cannot assure you that its products will secure design wins from these or other companies or that it will generate meaningful revenue from the sales of its products to these key potential customers. If Velodyne’s products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on Velodyne’s business.

If Velodyne’s lidar products are not selected for inclusion in autonomous driving systems or ADAS by automotive OEMs or their suppliers, its business will be materially and adversely affected.

Automotive OEMs and their suppliers design and develop autonomous driving and ADAS technology over several years. These automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products because Velodyne’s lidar products will function as part of a larger system or platform and must meet certain other specifications. Velodyne spends significant time and resources to have its products selected by automotive OEMs and their suppliers, which is known as a design win. In the case of autonomous driving and ADAS technology, a design win means Velodyne’s lidar product has been selected for use in a particular vehicle model. If Velodyne does not achieve a design win with respect to a particular vehicle model, it may not have an opportunity to supply its products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If Velodyne’s products are not selected by an automotive OEM or its suppliers for one vehicle model or if Velodyne’s products are not successful in that vehicle model, it is unlikely that its product will be deployed in other vehicle models of that OEM. If Velodyne fails to win a significant number of vehicle models from one or more of automotive OEMs or their suppliers, its business, results of operations and financial condition will be materially and adversely affected.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model or technology package for which Velodyne is a significant supplier could reduce Velodyne’s sales and adversely affect its profitability.

If Velodyne is able to secure design wins and its smart vision solutions are included in these autonomous driving and ADAS products, it expects to enter into supply agreements with the relevant customer. Market practice dictates that these supply agreements typically require Velodyne to supply a customer’s requirements for a particular vehicle model or autonomous driving or ADAS product, rather than supply a set number of products. These contracts can have short terms and/or can be subject to renegotiation, sometimes as frequently as annually, all of which may affect product pricing, and may be terminated by Velodyne’s customers at any time. Therefore, even if Velodyne is successful in obtaining design wins and the systems into which its products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which Velodyne is a significant supplier could mean that the expected sales of Velodyne’s products will not materialize, materially and adversely affecting its business.

Continued pricing pressures, automotive OEM cost reduction initiatives and the ability of automotive OEMs to re-source or cancel vehicle or technology programs may result in lower than anticipated margins, or losses, which may adversely affect Velodyne’s business.

Cost-cutting initiatives adopted by Velodyne’s customers often result in increased downward pressure on pricing. Velodyne expects that its agreements with automotive OEMs may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. In addition, Velodyne’s automotive OEM customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. Automotive OEMs also possess significant leverage over their suppliers, including Velodyne, because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base. Accordingly, Velodyne expects to be subject to substantial continuing pressure from automotive OEMs and Tier 1 suppliers to reduce the price of its products. It is possible that pricing pressures beyond Velodyne’s expectations could intensify as automotive OEMs pursue restructuring, consolidation and cost- cutting initiatives. If Velodyne is unable to generate sufficient production cost savings in the future to offset price reductions, its gross margin and profitability would be adversely affected.

Velodyne’s business could be materially and adversely affected if it lost any of its largest customers or if they were unable to pay their invoices.

Although Velodyne has and continues to pursue a broad customer base, it is dependent on a collection of large customers with strong purchasing power. In 2017, 2018 and 2019, Velodyne’s top 20 customers represented 89%, 82% and 83% of its revenue, respectively. In 2017, 2018 and 2019, three, two and two customers, respectively, accounted for more than 10% of Velodyne’s revenue. The loss of business from any of Velodyne’s major customers (whether by lower overall demand for its products, cancellation of existing contracts or product orders or the failure to design in its products or award Velodyne new business) could have a material adverse effect on its business. For example, one of Velodyne’s customers who accounted for 26% of its revenue in 2017, made substantial purchases of its products for research and development projects in 2017, but did not repeat such purchases in 2018, which contributed to the decline in Velodyne’s revenue in 2018.

To the extent autonomous vehicle and ADAS systems become accepted by major automotive OEMs, Velodyne expects that it will rely increasingly for its revenue on Tier 1 suppliers through which automotive OEMs procure components. Velodyne expects that these Tier 1 suppliers will be responsible for certain hardpoint and software configuration activities specific to each OEM, and they may not exclusively carry its smart vision solutions.

There is also a risk that one or more of its major customers could be unable to pay Velodyne’s invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, Velodyne could be forced to record a substantial loss.

The period of time from a design win to implementation is long and Velodyne is subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate Velodyne’s products and confirm that they can integrate with other technologies before including them in any particular system, product or model. The development cycles of Velodyne’s products with new customers varies widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be five to seven or more years. The development cycle in certain other markets can be months to one or two years. These development cycles result in Velodyne investing its resources prior to realizing any revenue from the commercialization. Further, Velodyne is subject to the risk that customers cancel or postpone implementation of its technology, as well as that it will not be able to integrate its technology successfully into a larger system with other sensing modalities. Further, Velodyne’s revenue could be less than forecasted if the system, product or vehicle model that includes its lidar products is unsuccessful, including for reasons unrelated to its technology. Long development cycles and product cancellations or postponements may adversely affect Velodyne’s business, results of operations and financial condition.

Velodyne is highly dependent on David Hall, its founder and executive chairman, and its ability to attract and retain highly skilled personnel and senior management.

Velodyne is highly dependent on David Hall, its founder and executive chairman. Mr. Hall created Velodyne’s first lidar product and he remains deeply involved in all aspects of Velodyne’s business, including product development. The loss of Mr. Hall would adversely affect Velodyne’s business because his loss could make it more difficult to, among other things, compete with other market participants, manage Velodyne’s research and development activities and retain existing customers or cultivate new ones. In addition, Mr. Hall is the former owner, controlling equity holder, officer and/or director of various other enterprises, including Velodyne Acoustics LLC, an entity no longer affiliated with Velodyne. Negative public perception of, or negative news related to, Mr. Hall or Mr. Hall’s other ventures, even if such ventures are entirely separate from Velodyne’s business, may adversely affect Velodyne’s brand, relationship with customers or standing in the industry.

Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area where Velodyne is located, and it may incur significant costs to attract them. Velodyne may not be successful in attracting, integrating, or retaining qualified personnel to fulfill its current or future needs. Velodyne has, from time to time, experienced, and it expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of Velodyne’s equity, it may adversely affect Velodyne’s ability to retain highly skilled employees. If Velodyne fails to attract new personnel or fails to retain and motivate its current personnel, its business and future growth prospects could be adversely affected.

The complexity of Velodyne’s products could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of its new products, damage its reputation with current or prospective customers, expose Velodyne to product liability and other claims and adversely affect its operating costs.

Velodyne’s products are highly technical and very complex and require high standards to manufacture and have in the past and will likely in the future experience defects, errors or bugs at various stages of development. Velodyne may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to its customers’ satisfaction. Additionally, undetected errors, defects or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating Velodyne’s products, or those in the surrounding area, its customers never being able to commercialize technology incorporating our products, litigation against Velodyne, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in Velodyne’s products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, Velodyne may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims against Velodyne by its customers or others. Velodyne’s reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy its products, which could adversely affect its ability to retain existing customers and attract new customers, and could adversely affect its financial results.

In addition, Velodyne could face material legal claims for breach of contract, product liability, tort or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of Velodyne and its products. In addition, Velodyne’s business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against Velodyne and its business could be adversely affected.

Velodyne may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect its business and operating results.

Velodyne’s customers use its smart vision solutions in autonomous driving, ADAS and other applications that present the risk of significant injury, including fatalities. Velodyne may be subject to claims if a product using its lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that Velodyne carries may not be sufficient or it may not apply to all situations. Similarly, Velodyne’s customers could be subjected to claims as a result of such accidents and bring legal claims against Velodyne to attempt to hold it liable. In addition, if lawmakers or governmental agencies were to determine that the use of Velodyne’s products or autonomous driving or certain ADAS increased the risk of injury to all or a subset of its customers, they may pass laws or adopt regulations that limit the use of Velodyne’s products or increase its liability associated with the use of its products or that regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect Velodyne’s brand, relationships with customers, operating results or financial condition.

Velodyne typically provides a limited-time warranty on its products. The occurrence of any material defects in its products could make Velodyne liable for damages and warranty claims. In addition, Velodyne could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of Velodyne’s products could affect its brand image, partner and customer demand, and adversely affect its operating results and financial condition. Also, warranty, recall and product liability claims may result in litigation, the occurrence of which could be costly, lengthy and distracting and adversely affect Velodyne’s business and operating results.

If Velodyne does not maintain sufficient inventory or if it does not adequately manage its inventory, it could lose sales or incur higher inventory-related expenses, which could negatively affect Velodyne’s operating results.

To ensure adequate inventory supply, Velodyne must forecast inventory needs and expenses, place orders sufficiently in advance with its suppliers and manufacturing partners and manufacture products based on its estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect Velodyne’s ability to forecast its future operating results, including revenue, gross margins, cash flows and profitability. Velodyne’s ability to accurately forecast demand for its products could be affected by many factors, including the rapidly changing nature of the markets in which it operates, including the autonomous driving, ADAS and mapping markets, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for Velodyne’s products or for products and services of its competitors, product introductions by competitors, the COVID-19 pandemic and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. If its lidar products are commercialized in autonomous driving, ADAS or other applications experiencing rapid growth in demand, Velodyne may face challenges acquiring adequate supplies to manufacture its products and/or Velodyne and its manufacturing partners may not be able to manufacture its products at a rate necessary to satisfy the levels of demand, which would negatively affect Velodyne’s revenue. This risk may be exacerbated by the fact that Velodyne may not carry or be able to obtain for its manufacturers a significant amount of inventory to satisfy short-term demand increases. If it fails to accurately forecast customer demand, Velodyne may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect Velodyne’s financial results, including its gross margin, and have a negative effect on its brand. Conversely, if Velodyne underestimates customer demand for its products, Velodyne, or its manufacturing partners, may not be able to deliver products to meet its requirements, and this could result in damage to Velodyne’s brand and customer relationships and adversely affect its revenue and operating results.

Velodyne relies on third-party suppliers and because some of the raw materials and key components in its products come from limited or sole sources of supply, Velodyne is susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt its supply chain and could delay deliveries of its products to customers.

All of the components that go into the manufacture of Velodyne’s smart vision solutions are sourced from third-party suppliers. To date, Velodyne has produced its products in relatively limited quantities for use in research and development programs. Velodyne does not have any experience in managing its supply chain to manufacture and deliver its products at scale. Some of the key components used to manufacture Velodyne’s products come from limited or sole sources of supply. Velodyne is therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that its suppliers discontinue or modify components used in its products. Velodyne has a global supply chain and the COVID-19 pandemic may adversely affect its ability to source components in a timely or cost effective manner from its third-party suppliers due to, among other things, work stoppages or interruptions. For example, Velodyne’s products depend on lasers and Velodyne currently consumes a substantial portion of the available market. Any shortage of these lasers could materially and adversely affect Velodyne’s ability to manufacture its smart vision solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Velodyne has in the past experienced and may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, Velodyne may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and Velodyne may not be able to source these components on terms that are acceptable to it, or at all, which may undermine Velodyne’s ability to meet its requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Velodyne’s ability to meet its scheduled product deliveries to its customers. This could adversely affect Velodyne’s relationships with its customers and channel partners and could cause delays in shipment of its products and adversely affect its operating results. In addition, increased component costs could result in lower gross margins. Even where Velodyne is able to pass increased component costs along to its customers, there may be a lapse of time before it is able to do so such that Velodyne must absorb the increased cost. If Velodyne is unable to buy these components in quantities sufficient to meet its requirements on a timely basis, it will not be able to deliver products to its customers, which may result in such customers using competitive products instead of Velodyne’s.

The average selling prices of Velodyne’s products could decrease rapidly over the life of the product, which may negatively affect Velodyne’s revenue and gross margin.

In the past Velodyne has substantially reduced the price of certain of its products to accelerate market adoption and solidify its position as a market leader. Velodyne expects the average selling prices of its products generally to continue to decline as its customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance. In order to sell products that have a falling average unit selling price and maintain margins at the same time, Velodyne will need to continually reduce product and manufacturing costs. To manage manufacturing costs, Velodyne must engineer the most cost-effective design for its products. In addition, Velodyne continuously drives initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, use fewer materials and further lower overall product costs by carefully managing component prices, inventory and shipping cost.

Velodyne also needs to continually introduce new products with higher sales prices and gross margin in order to maintain its overall gross margin. If Velodyne is unable to manage the cost of older products or successfully introduce new products with higher gross margin, its revenue and overall gross margin would likely decline.

Changes in Velodyne’s product mix may impact its financial performance.

Velodyne’s financial performance can be affected by the mix of products it sells during a given period. If Velodyne’s sales include more of the lower gross margin products than higher gross margin products, its results of operations and financial condition may be adversely affected. There can be no guarantees that Velodyne will be able to successfully alter its product mix so that it is selling more of its high gross margin products. In addition, Velodyne’s earnings forecasts and guidance after the Business Combination are expected to include assumptions about product sales mixes. If actual results vary from this projected product mix of sales, its Velodyne’s results of operations and financial condition could be adversely affected.

Velodyne’s management team has limited experience managing a public company.

Most of the members of Velodyne’s management team have limited experience managing a publicly- traded company, interacting with public company investors, and complying with the increasingly-complex laws pertaining to public companies. Additionally, many members of Velodyne’s management team were recently hired or assumed new roles, including its chief executive officer, Dr. Anand Gopalan, who was promoted from chief technology officer in January 2020. Velodyne’s management team may not successfully or efficiently manage their new roles and responsibilities, Velodyne’s transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Velodyne’s senior management and could divert their attention away from the day-to-day management of Velodyne’s business, which could adversely affect Velodyne’s business, financial condition, and operating results.

Velodyne may experience difficulties in managing its growth and expanding its operations.

Velodyne expects to experience significant growth in the scope and nature of its operations. Velodyne’s ability to manage its operations and future growth will require Velodyne to continue to improve its operational, financial and management controls, compliance programs and reporting systems. Velodyne is currently in the process of strengthening its compliance programs, including its compliance programs related to export controls, privacy and cybersecurity and anti-

corruption. Velodyne may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on its business, reputation and financial results.

Velodyne’s sales and operations in international markets expose it to operational, financial and regulatory risks.

International sales comprise a significant amount of Velodyne’s overall revenue. Sales to international customers accounted for 28%, 41%, 54% and 64% of Velodyne’s revenue in 2017, 2018, 2019 and the nine months ended September 30, 2020, respectively. Velodyne is committed to growing its international sales, and while it has committed resources to expanding its international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•Exchange rate fluctuations.
•Political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets.
•Global or regional health crises, such as the COVID-19 pandemic.
•Potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud.
•Preference for locally branded products, and laws and business practices favoring local competition.
•Potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there.
•Increased difficulty in managing inventory.
•Delayed revenue recognition.
•Less effective protection of intellectual property.
•Stringent regulation of the autonomous or other systems or products using Velodyne’s products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the European Ecodesign directive that are costly to comply with and may vary from country to country.
•Difficulties and costs of staffing and managing foreign operations.
•Import and export laws and the impact of tariffs.
•Changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws.

The occurrence of any of these risks could negatively affect Velodyne’s international business and consequently its business, operating results and financial condition.

Velodyne’s business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism. Material disruptions of Velodyne’s business or information systems resulting from these events could adversely affect its operating results.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, could have an adverse effect on Velodyne’s business and operating results. The COVID-19 pandemic has produced meaningful operational challenges and Velodyne expects to continue to experience disruptions in its business during the second half of 2020. COVID-19 has heightened many of the other risks described herein, such as the demand for Velodyne’s products, its ability to achieve or maintain profitability and its ability to raise additional capital in the future. Despite the implementation of network security measures, Velodyne’s networks and lidar products also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with its solutions. Both Velodyne’s corporate headquarters and its manufacturing facility are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in Velodyne’s remaining manufacturing operations, Velodyne’s or its customers’ or channel partners’ businesses, Velodyne’s suppliers’ or the economy as a whole. Velodyne also relies on information technology systems to communicate among its workforce and with third parties. Any disruption to Velodyne’s communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect its business. Velodyne does not have a formal disaster recovery plan or policy in place and does not currently require that its suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede its suppliers’ ability to timely deliver product components, or the deployment of its products, Velodyne’s business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of our Common Stock

Resales of the shares of common stock could depress the market price of our common stock.

We had approximately 172.9 million shares of common stock outstanding as of September 30, 2020, and there may be a large number of shares of common stock sold in the market. The shares held by Graf’s public stockholders are freely tradable, and the shares of common stock held by the PIPE Investors are also freely tradable. In addition, Ford Motor Company is not subject to a lockup agreement like other former holders of Velodyne capital stock. See “Description of Securities — Registration Rights — Public Warrants.” In addition, the shares of common stock issued as merger consideration, will become available for resale following the expiration of any applicable lockup period. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale on October 5, 2021, the one year anniversary from the date that we filed the Current Report on Form 8-K following the Closing that includes the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.

Our only significant asset will be our ownership interest in our Velodyne Lidar subsidiary and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock.

We are a holding company with no direct operations and no significant assets other than our ownership of Velodyne. We will depend on Velodyne for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and pay any dividends with respect to our common stock. The financial condition and operating requirements of Velodyne may limit our ability to obtain cash from Velodyne. The earnings from, or other available assets of, Velodyne may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of Velodyne to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which Velodyne is party from time to time, including the existing loan and security agreement described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from Velodyne will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from Velodyne will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market can be established or sustained.

If Velodyne does not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If Velodyne does not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there has not been a public market for Velodyne’s stock and trading in the shares of Graf’s common stock has not been active. Accordingly, the valuation ascribed to Velodyne and our common stock in the Business Combination may not be indicative of the price of our common stock that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•speculation in the press or investment community;
•announcements of technological innovation, new products, acquisitions, strategic alliances, significant agreements by us or competitors;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•the expiration of the market stand-off or contractual lock-up agreements;
•the realization of any of the risk factors presented in this prospectus;
•additions or departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with SOX or other laws or regulations;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•general economic and political conditions such as recessions, COVID-19, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Because Velodyne’s sales have been primarily to customers making purchases for research and development projects and Velodyne’s orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Velodyne’s quarterly results of operations have fluctuated in the past and may vary significantly in the future, and Velodyne’s revenue has declined in two consecutive years. As such, historical comparisons of Velodyne’s operating results may not be meaningful. In particular, because Velodyne’s sales to date have primarily been to customers making purchases for research and development, sales in any given quarter can fluctuate based on the timing and success of Velodyne’s customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Velodyne’s quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of Velodyne’s control and may not fully reflect the underlying performance of Velodyne’s business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts or investors. If Velodyne does not meet these expectations for any period, the trading price of our common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•The timing and magnitude of orders and shipments of Velodyne’s products in any quarter.
•Pricing changes Velodyne may adopt to drive market adoption or in response to competitive pressure.
•Velodyne’s ability to retain Velodyne’s existing customers and attract new customers.
•Velodyne’s ability to develop, introduce, manufacture and ship in a timely manner products that meet customer requirements.
•Disruptions in Velodyne’s sales channels or termination of Velodyne’s relationship with important channel partners.
•Delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from Velodyne or Velodyne’s competitors.
•Fluctuations in demand pressures for Velodyne’s products.
•The mix of products sold in any quarter.
•The duration of the global coronavirus pandemic and the time it takes for economic recovery.
•The timing and rate of broader market adoption of autonomous systems utilizing our smart vision solutions across the automotive and other market sectors.
•Market acceptance of lidar and further technological advancements by our competitors and other market participants.
•The ability of Velodyne’s customers to commercialize systems that incorporate Velodyne’s products.
•Any change in the competitive dynamics of Velodyne’s markets, including consolidation of competitors, regulatory developments and new market entrants.
•Velodyne’s ability to effectively manage Velodyne’s inventory.
•Changes in the source, cost, availability of and regulations pertaining to materials Velodyne uses.
•Adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs.
•General economic, industry and market conditions, including trade disputes.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on Velodyne. If no securities or industry analysts commence coverage of Velodyne, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the Warrant holders: (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The Warrants are exercisable for 18,657,384 shares of common stock at $11.50 per share. The shares of our common stock issued upon exercise of our Warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the requirement that directors may only be removed from the Board for cause;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by a majority of the board, the chairman of the board or the chief executive office and may not be called by any other person, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement that changes or amendments to certain provisions of our Amended and Restated Certificate of Incorporation must be approved by holders of at least two-thirds of our common stock;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Velodyne; and
•an opt out from Section 203 of the DGCL and, instead, inclusion of a provision in the Amended and Restated Certificate of Incorporation that is substantially similar to Section 203 of the DGCL.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following October 18, 2023, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Velodyne’s founder and executive chairman will have control over key decision making because he holds voting rights with respect to a majority of our voting stock.

Velodyne’s founder and executive chairman, David S. Hall, holds voting rights with respect to an aggregate of approximately 98.4 million shares of common stock, which represents approximately 56.9% of the voting power of our outstanding capital stock. In addition to the approximately 59.8 million shares of common stock held by Mr. Hall, which represents approximately 34.6% of the voting power of our capital stock, stockholders holding approximately 38.6 million shares of common stock, including Velodyne’s chief marketing officer and director, Marta Hall, and certain other family members of Mr. Hall, have entered into agreements granting Mr. Hall an irrevocable proxy to vote such stockholders’ shares at Mr. Hall’s discretion on all matters to be voted upon by stockholders.

As a result, Mr. Hall will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Hall will have the ability to control our affairs as a result of his ability to control the election of our directors. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of tour common stock could be adversely affected.

As a board member, Mr. Hall owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even as a controlling stockholder, Mr. Hall is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally and could adversely affect the market price of our common stock.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we will be required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ended December 31, 2020, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of Velodyne as a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that Stockholders may initiate, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with Graf or its directors, officers or employees.

Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

•derivative action or proceeding brought on Velodyne’s behalf;
•action asserting a claim of breach of a fiduciary duty owed by any of Velodyne’s directors, officers or other employees to Velodyne or its stockholders;
•action asserting a claim against Velodyne arising pursuant to any provision of the DGCL, Velodyne’s Amended and Restated Certificate of Incorporation or bylaws; or
•other action asserting a claim against Velodyne that is governed by the internal affairs doctrine.

This choice of forum provision does not apply to actions brought to enforce a duty or liability created under the Exchange Act. Our Amended and Restated Certificate of Incorporation also provides that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We intend for this provision to apply to any complaints asserting a cause of action under the Securities Act despite the fact that Section 22 of the Securities Act creates concurrent jurisdiction for the federal and state courts over all actions brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce such a provision with respect to claims under the Securities Act, and stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock shall be deemed to have notice of and to have consented to the provisions of the Amended and Restated Certificate of Incorporation described above.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to our Current Report on Form 8-K filed October 5, 2020.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of July 2, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Velodyne Lidar, Inc. (incorporated by reference to Annex A to Graf Industrial Corp.’s Preliminary Proxy Statement filed with the SEC on July 15, 2020).

2.2†
Amendment to Agreement and Plan of Merger, dated as of August 20, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Velodyne Lidar, Inc. (incorporated by reference to Annex A-2 to Amendment No. 1 to Graf Industrial Corp.’s Preliminary Proxy Statement filed with the SEC on August 21, 2020).

2.3†
Letter Acknowledgment, dated as of August 20, 2020 (incorporated by reference to Annex A-3 to Amendment No. 1 to Graf Industrial Corp.’s Preliminary Proxy Statement filed with the SEC on August 21, 2020).

3.1	Amended and Restated Certificate of Incorporation of Velodyne Lidar, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).
3.2	Bylaws of Velodyne Lidar, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020)
4.1
Specimen Common Stock Certificate of Graf Industrial Corp. (incorporated by reference to Exhibit 4.2 of Graf Industrial Corp.’s Registration Statement on Form S-1/A (Registration No. 333-227396) filed with the SEC on October 9, 2018).

4.2
Amended and Restated Investors’ Rights Agreement, dated October 25, 2019, by and among Velodyne Lidar, Inc. and the parties thereto. (incorporated by reference to Exhibit 4.2 of Velodyne Lidar, Inc.’s Registration Statement on Form S-1/A (Registration No. 333-249551) filed with the SEC on October 30, 2020.

4.3
Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on October 18, 2018).

10.1
Sponsor Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp., Graf Acquisition LLC and Velodyne Lidar, Inc. (incorporated by reference to Annex D to Graf Industrial Corp.’s Preliminary Proxy Statement filed with the SEC on July 15, 2020).

10.2	Form of Subscription Agreement of Graf Industrial Corp. (incorporated by reference to Annex E to Graf Industrial Corp.’s Preliminary Proxy Statement filed with the SEC on July 15, 2020).
10.3†
AIR Commercial Real Estate Association Standard Industrial/Commercial Single Tenant Lease by and between Registrant and Hellyer-DMHall Properties, LLC, dated January 9, 2017 and addendum thereto, dated January 10, 2017, as amended on February 28, 2017. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).

10.4
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).

10.5
Convertible Promissory Note, dated as of August 5, 2020, issued to Graf Acquisition LLC (incorporated by reference to Exhibit 10.1 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703), filed with the SEC on August 6, 2020).

10.6	The Registrant’s 2020 Equity Incentive Plan, including form agreements. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).
10.7	The Registrant’s 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).
10.8	Employment Agreement by and between Registrant and Andrew Hamer, dated July 3, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).
10.9
Employment Agreement by and between Registrant and Anand Gopalan, dated January 1, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).

10.10**
License and Supply Agreement by and between Registrant and Veoneer, Inc., dated January 7, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).

10.11	2016 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).
10.12	2007 Equity Incentive Plan ((incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).
10.13
Form of Equity Cancellation and Substitution Agreement for former Velodyne equity award holders (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 5, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL.

† Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

(^) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2020	VELODYNE LIDAR, INC.
/s/ Anand Gopalan

Anand Gopalan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew Hamer

Andrew Hamer
Chief Financial Officer
(Principal Financial and Accounting Officer)