Form 10-K/A
period 2020-12-31
Velodyne Lidar, Inc.
filed 2021-04-30
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
As of April 29, 2021, the registrant had 189,685,456 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
None.

Explanatory Note
Velodyne Lidar, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed on March 29, 2021 (the “Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the below referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2020, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and replaced in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

Except as described above, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included in this Form 10-K to reflect any subsequent events. The Form 10-K continues to speak as of the date of the Form 10-K. This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
The table below lists our directors and executive officers along with each person’s age as of April 19, 2021 and any other position that such person holds.

Name	Age	Position
Executive Officers
Dr. Anand Gopalan	41	Chief Executive Officer and Director
Andrew Hamer	57	Chief Financial Officer and Treasurer
Sally Frykman	36	Chief Marketing Officer
Joseph Michael Jellen	50	Chief Strategy Officer
Sinclair Vass	52	Chief Commercial Officer
James Barnhart	58	Chief Operating Officer
Mathew Rekow	51	Chief Technology Officer
Kathryn McBeath	58	Chief People Officer
Michael Vella	57	General Counsel and Acting Corporate Secretary
Laura Tarman	50	Vice President of Sales
Other Key Employees
Dr. Mircea Gradu	57	Senior Vice President of Quality and Validation
Non-Employee Directors
Joseph B. Culkin(3)	66	Chairman and Director
Michael E. Dee(1)(3)	64	Director
Marta Thoma Hall	69	Director
Deborah Hersman(3)	50	Director
Barbara Samardzich(1)(2)	62	Director
Christopher Thomas(1)(2)	46	Director
Hamid Zarringhalam(2)(3)	56	Director
____________________
(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Member of the Nominating and Governance Committee.

Executive Officers
Dr. Anand Gopalan.   Dr. Gopalan serves as our Chief Executive Officer, President and a member of the Board. Dr. Gopalan has served as Velodyne Lidar’s Chief Executive Officer since January 2020 and as a member of Velodyne Lidar’s Board since July 2019. Prior to becoming Velodyne Lidar’s Chief Executive Officer in January 2020, Dr. Gopalan served as Velodyne Lidar’s Chief Technology Officer from May 2017 until January 2020 and Vice President of Research and Development from June 2016 until May 2017. In his role as Chief Technology Officer, Dr. Gopalan was responsible for all the new technology and advanced product development at Velodyne Lidar. He further worked alongside Mr. Hall on technology and business strategy and was the technical face of Velodyne Lidar with all its major customers. Dr. Gopalan brings close to fifteen years of experience in electrical engineering, opto-electronics and semiconductors to us. Previously, Dr. Gopalan served in various technology executive roles, most recently as Vice President of Engineering at Rambus

Incorporated, a microchip interface and architecture company, from March 2013 until May 2016. From June 2005 to March 2013, Dr. Gopalan served in various roles, including as Director of Research and Development and Mixed-Signal IP Development at Kawasaki Microelectronics, Inc., a microchip company. Dr. Gopalan holds a B.E. in electronics from the University of Mumbai, an M.S. in Electrical Engineering and a Ph.D. in Microsystems from Rochester Institute of Technology.
Andrew Hamer.   Mr. Hamer serves as our Chief Financial Officer and Treasurer. Mr. Hamer has served as Velodyne Lidar’s Chief Financial Officer and Treasurer since July 2019. Mr. Hamer served as interim Chief Financial Officer and Treasurer from April 2019 to July 2019. Previously, from October 2017 to September 2018, Mr. Hamer served as Chief Financial Officer of Anomali, Inc., a cybersecurity company. From October 2016 to April 2017, he served as Chief Financial Officer of Sungevity, Inc., a solar electricity company. From June 2010 to February 2016, Mr. Hamer served as Chief financial officer of ON24 Inc., a provider of cloud-based webcasting and virtual communication solutions. Prior to that, Mr. Hamer was Chief Financial Officer of Keynote Systems, Inc. and he held Chief Financial Officer and Vice President of Finance and Administration positions at KnowNow, Inc., IQ Labs and Intraspect Software, Inc. Prior to 2000, Mr. Hamer served in various financial positions at Excite@Home and Sybase, Inc. Mr. Hamer holds a Master of Accountancy from Florida International University and a B.S. in Accounting from the State University of New York at Binghamton.
Sally Frykman.   Ms. Frykman serves as our Chief Marketing Officer. Ms. Frykman has served as Velodyne Lidar’s Chief Marketing Officer since February 2021. Ms. Frykman served as Velodyne Lidar’s Chief Communications Officer from November 2020 to February 2021. Previously, from April 2019 to November 2020, Ms. Frykman served as Velodyne Lidar’s Vice President of Communications. From July 2018 to March 2019, Ms. Frykman served as Velodyne Lidar’s Director of Communications, Education and Business Development. Ms. Frykman served as Velodyne Lidar’s Communications and Education Manager from November 2017 to June 2018. From November 2016 to October 2017, Ms. Frykman served as Principal in San Leandro School District. From April 2016 to November 2016, Ms. Frykman served as Assistant Principal in San Leandro School District. Prior to that, Ms. Frykman served as a special education teacher in San Leandro School District from August 2012 to August 2016. Prior to 2016, Ms. Frykman served in various social worker positions at East Bay Innovations. Ms. Frykman holds a Bachelor’s Degree from University of California, Santa Barbara, a Master’s Degree from San Francisco State University and an Administrative Credential from California State University, East Bay.
Joseph Michael Jellen.   Mr. Jellen serves as our Chief Strategy Officer. Mr. Jellen has served as Velodyne Lidar’s Chief Strategy Officer since March 2021. Mr. Jellen previously served as Velodyne Lidar’s Chief Commercial Officer from January 2016 to March 2021, as President from January 2016 to December 2019 and as a member of Velodyne Lidar’s Board from August 2016 to December 2019. From November 2014 to May 2015, Mr. Jellen served as Vice President of Omron Adept Technology, Inc., a robotics and vision technology company. From May 2004 to August 2014, Mr. Jellen served in various capacities with subsidiaries of Danaher Corporation including Danaher Motion LLC, and Kollmorgen Corporation, most recently as Vice President and General Manager of Vehicles, Hybrid and Industrial. Prior to Danaher Corporation, Mr. Jellen worked for Motion Engineering Inc., from September 2001 to May 2004 as Director of Sales, from October 1998 to September 2001 as Field Sales Engineer and Sales Manager, and from October 1996 to October 1998 as Controls Applications Engineer. Mr. Jellen served from September 1993 to October 1996 as Manufacturing Engineer at Seagate Technology PLC. Mr. Jellen holds a B.S.E.E. in Electrical Engineering from Marquette University and an MBA from Boston University.
Sinclair Vass.   Mr. Vass serves as our Chief Commercial Officer. Mr. Vass has served as Velodyne Lidar’s Chief Commercial Officer since March 2021. Mr. Vass is responsible for driving revenue growth across all the Velodyne Lidar markets and geographies. Prior to joining Velodyne Lidar, Mr. Vass was President of the Laser Optics Business Unit at Focuslight Technologies Inc., a China based manufacturer of high-performance laser and optical beam steering solutions from October 2019 to March 2021. Before his time at Focuslight, Mr. Vass served in various capacities at Viavi Solutions, a network test, measurement and assurance technology company, most recently as Vice President of Sales, Product Management & Customer Service from October 2012 to October 2019. Mr. Vass has also held senior leadership positions at JDS Uniphase, New Focus Inc., Lucent Microelectronics, Hewlett Packard and Plessey Research Inc. Mr. Vass graduated with a BSc (Hons) in Physics from the University of Edinburgh and holds an MBA from the Open University.
James Barnhart.  Mr. Barnhart serves as our Chief Operating Officer. Mr. Barnhart has served as Velodyne Lidar’s Chief Operating Officer since March 2021. Prior to joining Velodyne Lidar, Mr. Barnhart served as Senior Vice President of Operations at Nanometrics Incorporated, a provider of process control metrology and inspection systems used primarily in the fabrication of semiconductors and other solid-state devices, from March 2018 until March 2021. From 2010 to March 2018, Mr. Barnhart served as Senior Vice President, Global Operations at Cymer LLC, a subsidiary of ASML Holding NV, a supplier of equipment for semiconductor companies. Mr. Barnhart also held various operational leadership roles with Areva

Solar, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. and Applied Materials, Inc. Mr. Barnhart holds an MBA from the Walter A. Haas School of Business at the University of California, Berkeley and a B.S. in Electrical Engineering from Washington State University’s College of Engineering.
Mathew Rekow.   Mr. Rekow serves as our Chief Technology Officer. Mr. Rekow has served as Velodyne Lidar’s Chief Technology Officer since January 2020. Prior to that, Mr. Rekow was previously Velodyne Lidar’s Director of Optical Engineering from January 2018 to January 2020 and Senior Principal Electro-Optical engineer from July 2015 to January 2018. From April 2009 to June 2015, Mr. Rekow served as Applications Lab Manager for ESI. Mr. Rekow holds a M.S. in Materials Engineering from Colorado State University, and a B.S. in Physics from the University of Idaho.
Kathryn McBeath.   Ms. McBeath serves as our Chief People Officer. Ms. McBeath joined Velodyne Lidar in October 2020 and is responsible for leading Velodyne Lidar’s global HR organization. Prior to joining Velodyne Lidar, Ms. McBeath was the Senior Director, HRBP Commercial Team for Nevro Corp., a medical device company, from August 2019 to October 2020. She served as the Head of HR for Corsair Components, Inc. (now Corsair Gaming, Inc.), a computer peripherals and hardware company, from April 2012 to August 2019. From August 2010 to September 2011 Ms. McBeath was the Director of Compensation and Benefits for Intuitive Surgical, a surgical robotics company. Prior to this she held various positions at Hewlett Packard in human resources and finance. Ms. McBeath holds a Bachelor’s degree in Business Administration with a concentration in Accounting from San Jose State University. In addition, she completed an Executive Leadership program through Stanford University.
Michael Vella.   Mr. Vella serves as our General Counsel and Acting Corporate Secretary. Mr. Vella joined Velodyne Lidar in May 2020 and has served as our General Counsel since May 2020 and Acting Corporate Secretary since April 2021. From January 1, 2019 to May 2020, Mr. Vella worked as a Partner of nTheta Limited, a cross-border consulting company, and as Vice President of Business Development at Managed Discovery, an electronic discovery company. From June 2010 until December 2018, Mr. Vella worked as Partner at the international law firm Jones Day. Previously, Mr. Vella worked as a Partner at Morrison & Foerster LLP, and as an Associate Attorney in other US law firms, and as a Judicial Clerk for the United States Claims Court. Mr. Vella is a California-licensed lawyer with over 25 years of international legal experience in both the US and Asia. During his legal career, Mr. Vella has advised both technology startups and multinational corporations on a broad range of legal matters involving international business operations, IP challenges, litigation and compliance matters.
Laura Tarman.   Ms. Tarman serves as our Vice President of Sales. Ms. Tarman is responsible for overseeing Velodyne Lidar’s North America sales and customer support efforts. She brings 15 years of experience in tech-related leadership and management with expert knowledge in lidar sensor solutions for autonomous mobility and people flow analysis. From 2019 to 2021, Ms. Tarman acted as Manager of Business Development and Director of Sales at Velodyne Lidar. From 2011 to 2019, Ms. Tarman managed sales organizations selling into key accounts — both domestically and internationally — and contributed year-over-year growth up to $50 million in revenue for Zayo Group, a network solutions provider. She held various leadership positions at Zayo Group in support of their communication network infrastructure and wireless technologies. Ms. Tarman holds a B.A. in Statistics and Music from California Polytechnic State University, San Luis Obispo.
Other Key Employees
Dr. Mircea Gradu.   Dr. Gradu serves as our Senior Vice President of Product and Quality. Dr. Gradu has served as Velodyne Lidar’s Senior Vice president of Product and Quality since September 2019 and has started with Velodyne Lidar in 2017 as Senior Vice President of Quality and Validation. With over 25 years of experience in the automotive and commercial vehicle industry, Dr. Gradu started his career at Daimler AG in Stuttgart, Germany, served as Vice President of Transmission Powertrain and Driveline Engineering and Head of Virtual Analysis at FCA Fiat Chrysler Automobiles from September 2007 to March 2014 and, prior to Velodyne Lidar, was Executive Director Engineering and Quality at Hyundai Motor America where he worked from April 2014 to August 2017. An SAE Fellow, Dr. Gradu has been awarded over 45 patents and has published numerous technical papers. Dr. Gradu holds a Master’s Degree in Mechanical Engineering from the Polytechnic Institute of Bucharest and a Ph.D. in Mechanical Engineering from the Technical University of Stuttgart, Germany.
Non-Employee Directors
Joseph B. Culkin.   Mr. Culkin serves as our Chairman. Mr. Culkin served as Chairman of Velodyne Lidar’s Board since February 2021 and served as a member of Velodyne Lidar’s Board since September 2016. In 1987, Mr. Culkin founded New Logic Research, Inc., a provider of high-performance membrane filtration systems, and has served in a variety of capacities including presently as Chief Technology Officer. Mr. Culkin holds a B.S. in Chemical Engineering from the University of Pennsylvania, an M.A. in Theoretical Fluid Mechanics from Johns Hopkins University, and a Ph.D. in chemical engineering from Northwestern University. We believe Mr. Culkin is qualified to serve as Chairman of the Board based on his operations and strategy experience in the scientific manufacturing industry.
Michael E. Dee.   Mr. Dee has served as a member of Velodyne Lidar’s Board since September 2020. Since November 2020, Mr. Dee has served as the Chief Financial Officer of PureCycle Technologies, Inc., a provider of recycling services. During his tenure, Mr. Dee helped raise over $730 million and complete a merger via a special purpose acquisition company. From September 2018 until the consummation of the business combination with Velodyne Lidar in September 2020, Mr. Dee was the President and Chief Financial Officer of Graf Industrial Corp. He also served as a member of Graf’s Board of Directors from October 2018 to September 2020. Mr. Dee was a Senior Advisor to the President for Finance of the Asian Infrastructure Investment Bank in Beijing from January 2016 to July 2016 and also served as a member of its Management and Investment Committee. From 2010 to 2015, Mr. Dee managed various private investments, including providing advice to SeaOne Maritime Corp., a startup focused on the monetization of natural gas and gas liquids in Texas. Mr. Dee was Senior Managing Director — International of Temasek Holdings Private Limited, Singapore’s sovereign investment company, from 2008 to 2010 and also served as a senior member of its Management Committee and Investment Committee. Prior to joining Temasek, Mr. Dee worked as a Managing Director at Morgan Stanley where he was employed from 1981 to 2007 in a variety of senior positions in its capital markets, mergers and acquisitions and firm management divisions located in New York, London, Hong Kong, Singapore and Houston. Mr. Dee holds a B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe Mr. Dee is qualified to serve as a member of the Board based on his extensive experience in capital markets, corporate finance, private equity and mergers and acquisitions.
Marta Thoma Hall.   Ms. Hall has served as a member of Velodyne Lidar’s Board since January 2020. Ms. Hall served as President of Velodyne Acoustics, Inc. from 2012 to 2015 and then as President of Velodyne Lidar, Inc. from 2015 until January 2020. Ms. Hall helped grow Velodyne Lidar through a focus on marketing, business development and leadership. During this time, alongside David Hall, Velodyne Lidar’s founder, Ms. Hall led Velodyne Lidar through the transition from selling acoustics equipment to developing and selling lidar to hundreds of customers. From January 2020 through February 2021, Ms. Hall served as Velodyne Lidar’s Chief Marketing Officer. Before joining Velodyne Lidar, Ms. Hall operated her own business, engaging with civic entities nationwide. Ms. Hall received the Most Influential Woman in Business Award in 2019 from the San Francisco Business Times. Ms. Hall holds a Master’s Degree from San Francisco State University and a Bachelor’s Degree from the University of California, Berkeley.
Deborah Hersman.  Ms. Hersman has served as a member of Velodyne Lidar’s Board since March 2021. Ms. Hersman was most recently Chief Safety Officer of Waymo, LLC (formerly Google’s self-driving car program), an autonomous driving technology development company, from January 2019 to December 2020. From May 2014 to January 2019, Ms. Hersman served as President and Chief Executive Officer of the National Safety Council, a nonprofit safety advocate focused on eliminating the leading causes of preventable death in workplaces, on the road and in communities. Ms. Hersman currently serves on the Board of Directors of NiSource Inc. and previously served as Chairman from 2009 to 2014 and board member from 2004 to 2014 of the National Transportation Safety Board. Ms. Hersman was a Senior Advisor to the U.S. Senate Committee on Commerce, Science and Transportation from 1999 to 2004. She served as Staff Director and Senior Legislative Aide to West Virginia Congressman Bob Wise from 1992 to 1999. Ms. Hersman holds Bachelor of Arts degrees in International Studies and Political Science from Virginia Polytechnic Institute and State University and an M.S. in Conflict Analysis and Resolution from George Mason University. We believe that Ms. Hersman is qualified to serve as a member of the Board based on her leadership in transportation safety and extensive experience with safety policy legislation and advocacy.
Barbara Samardzich.   Ms. Samardzich has served as a member of Velodyne Lidar’s Board since October 2016. Ms. Samardzich retired from Ford Motor Company in October 2016 after 26 years in various roles. From November 2005 to January 2016, Ms. Samardzich held various senior leadership positions with Ford Motor Company, including most recently as Chief Operating Officer of Ford Europe, and prior to that, from November 2005 to October 2010, Ms. Samardzich served as the Vice President of Powertrain Operation. Prior to joining Ford, Ms. Samardzich held various engineering positions at Westinghouse Electric Corporation. Ms. Samardzich currently serves on the Board of Directors of Adient plc, where she is also a member of the Audit Committee and is Chair of the Compensation Committee, BRP Inc., where she is also Chair of the Investment and Risk Committee, and Aktiebolaget SKF. Previously, Ms. Samardzich served on the Board of Directors of MTS Systems Corporation. Ms. Samardzich holds a B.S. in Mechanical Engineering from University of Florida, an M.S. in Mechanical Engineering from Carnegie Mellon University, and an M.S. in Engineering Management from Wayne State University. We believe that Ms. Samardzich is qualified to serve as a member of the Board based on her experience serving as a director of numerous public and private companies and her significant international automotive industry experience.

Ms. Samardzich has informed the Board that she will not be standing for re-election as a director when her term expires at the Company’s 2021 Annual Meeting of Stockholders.
Christopher (Chris) Thomas.   Mr. Thomas has served as a member of Velodyne Lidar’s Board since May 2020. Mr. Thomas was most recently a Partner with McKinsey & Company from January 2011 to June 2020. Mr. Thomas served as co-Managing Partner for the Firm’s Global Digital Strategy service line as well as its Global IoT service line, and as the leader of its Asia Semiconductor Practice. Mr. Thomas’ client and research work focused on the artificial intelligence, automotive, cloud computing, smart home, server and storage end markets; the automotive, wireless, networking, power, analog, flash memory, and CPU product segments; and the semiconductor equipment, foundry and fabless verticals. Mr. Thomas also founded the CEO Circle, a regular gathering of more than 200 Chinese CxOs and China heads of multinational companies. Prior to McKinsey, Mr. Thomas spent ten years at Intel. Mr. Thomas was the General Manager of Intel China and also held multiple executive roles at Intel’s global headquarters. These included Chief of Staff to Intel’s Chief Sales, Marketing and Strategy Officer. Mr. Thomas began his career as a private equity investor at The Blackstone Group in New York City. Mr. Thomas is a Visiting Professor at Tsinghua University and an invited member of the US-China Track II Dialogues on the Digital Economy. Mr. Thomas received an MBA from Stanford Business School, where he was an Arjay Miller Scholar, in 2000; a Master of Arts in Political Science, from Stanford University in 2000; and a Bachelor of Science in Economics, summa cum laude, from the Wharton School in 1996. We believe that Mr. Thomas is qualified to serve as a member of the Board based on his extensive international consulting and technology experience and financial expertise.
Hamid Zarringhalam. Mr. Zarringhalam has served as a member of Velodyne Lidar’s Board since February 2021. Mr. Zarringhalam is Corporate Vice President of Nikon Corporation. In this capacity, he is simultaneously Chief Executive Officer of Nikon Ventures Corporation, Co-General Manager of the Digital Solutions Business Unit in Nikon Corporation and Executive Vice President of Nikon Precision Inc. Nikon Ventures Corporation is responsible for the external investments, strategic alliances and private equity strategy of Nikon Corporation. The Digital Solutions Business Unit is responsible for leveraging Nikon core competencies to enable and scale growth in new markets. As EVP of Nikon Precision, he is responsible for Nikon strategic partnership activities in Semiconductor Lithography in the United States. Mr. Zarringhalam joined Nikon in 1987, and in his tenure with Nikon, he has served in various senior management capacities in technology, operations, business development, and other corporate groups, including serving as President of Nikon Precision Europe. He currently serves on the Board of wrnch, a Canadian Computer Vision technology company. He has also served in a Board capacity for several companies in the Nikon investment portfolio. Mr. Zarringhalam has a Bachelor of Science in Finance and a Master in Business Administration, both from the University of San Francisco. We believe that Mr. Zarringhalam is qualified to serve as a member of the Board based on his nearly 35 years of experience in technology, operations and business development.

Family Relationships
Joseph B. Culkin, a member of the Board, is the brother-in-law of David Hall, the husband of Marta Thoma Hall. The brother of Laura Tarman, our vice president of sales, is married to the daughter of Marta Thoma Hall, a member of the Board. Outside of the foregoing relationships, there are no other family relationships among any of our directors or executive officers.
Controlled Company
Because Mr. Hall controls a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules of Nasdaq. Therefore, we are not required to have a majority of our Board be independent, nor are we required to have an independent Compensation Committee or an independent nominating function. However, in the event of additional exercises of our Public Warrants and if certain stockholders sell their shares of Common Stock, Mr. Hall could hold less than 50% of the voting power of our Common Stock. When Mr. Hall beneficially owns less than 50% of the total voting power of our Common Stock, we will no longer be a “controlled company” within the meaning of the corporate governance standards of Nasdaq. At this time, the majority of our directors are independent, as are all of the members of the Audit and Compensation Committees.
Audit Committee
The members of the Audit Committee are Christopher Thomas, Barbara Samardzich and Michael Dee, each of whom can read and understand fundamental financial statements. Each of Mr. Thomas, Ms. Samardzich and Mr. Dee is independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to audit committee members. Mr. Thomas serves as the chair of the Audit Committee. Each of Ms. Samardzich and Mr. Dee qualifies as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of Nasdaq.
The Audit Committee assists the Board with its oversight of the following: the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of the independent registered public accounting firm; the design and implementation of our internal audit function and risk assessment and risk management. Among other things, the Audit Committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The Audit Committee also discusses with management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, will initiate inquiries into certain aspects of our financial affairs. The Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. The Audit Committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with our independent registered public accounting firm. The Audit Committee reviews and oversees all related person transactions in accordance with our policies and procedures. Our Audit Committee charter can be found on the “Investors” section of our website at https://investors.velodynelidar.com.
Code of Conduct
The Board has adopted a Code of Conduct (the “Code”). The Code applies to all of our employees, officers, and directors, as well as all of our contractors, consultants, suppliers, and agents in connection with their work for us. The full text of the Code is posted on our website at www.velodynelidar.com under the “Investors” section. We intend to disclose future amendments to, or waivers of, the Code, as and to the extent required by SEC regulations, at the same location on the website identified above or in public filings. Information contained on our website is not incorporated by reference into this Amendment, and you should not consider information contained on our website to be part of this Amendment.

Item 11. Executive Compensation

2020 Summary Compensation Table

The following table shows information regarding the compensation of Velodyne Lidar’s named executive officers for services performed during the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)	Total ($)
Anand Gopalan	2020	499,138	306	924,183	24,281,575	425,000	4,500(4)	26,134,702
Chief Executive Officer and Director	2019	465,600	306		2,146,500	281,106	4,500(4)	2,897,706
Marta Thoma Hall(5)	2020	385,865	306		3,450,915	0	47,791(6)	3,884,877
Chief Marketing Officer and Director	2019	374,668	306		994,350	187,460		1,556,784
Thomas R. Tewell(7) Chief Operating Officer	2020 2019	395,271 385,991	306 306		3,163,665 1,136,400	237,312 247,200	85,861(8) 88,710(9)	3,882,415 1,858,607
___________________
(1)    Reflects annual holiday cash bonus paid to all Company employees in December 2020.
(2)    Represents the aggregate grant date fair value of stock options and RSU awards granted during 2020 to the officer, computed in accordance with FASB ASC Topic 718 and SEC rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements. See Note 8 to Velodyne Lidar’s consolidated financial statements included elsewhere in the Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of Velodyne Lidar’s equity awards. The values reflected in the “Stock Awards” column reflect the sum of the grant date fair value for both RSU awards originally granted to the named executive officer in 2020 and for the additional incremental values resulting from the Company’s modification during 2020 of RSUs held by the named executive officer (whether granted in

2020 or granted during a prior year). The RSUs were modified on October 30, 2020 when our Board of Directors waived the liquidity event vesting condition that had applied to the awards requiring completion of an initial public offering or a change in control of Velodyne Lidar in light of completion of the business combination. Specifically, the amount included in the “Stock Awards” column comprises for each officer the following amounts: for Dr. Gopalan, $7,944,707 for RSUs newly granted in 2020 and $16,336,868 for RSU awards modified in 2020; for Ms. Hall, $866,477 for RSUs newly granted in 2020 and $2,584,438 for RSU awards modified in 2020; and for Mr. Tewell, $866,477 for RSU awards newly granted in 2020 and $2,297,189 for RSU awards modified in 2020.
(3)    Represents bonuses earned under Velodyne Lidar’s annual cash incentive bonus plans with respect to 2020 and 2019 performance.
(4)    Reflects amount contributed by the Company to the named executive officer’s 401(k) plan account during the fiscal year.
(5)    Velodyne Lidar terminated Ms. Hall’s employment on February 19, 2021. She continues to serve as a member of the Board of Directors.
(6)    Reflects the following income amounts recognized by Ms. Hall: $33,000 in connection with transfer of ownership of a company vehicle and $14,971 in related tax gross-up payments.
(7)    Mr. Tewell resigned his position with the Company in March 2021.
(8)    Reflects the following income amounts recognized by Mr. Tewell: $4,500 contributed by Velodyne Lidar to his 401(k) plan account, and an aggregate of $81,361 comprised of $7,200 for a vehicle allowance, $48,000 in connection with temporary living arrangements, $945 for personal travel expenses, $25,166 in tax gross-ups related to the vehicle, temporary living and personal travel arrangements, and $51 for a health premium refund.
(9)    Reflects the following income amounts recognized by Mr. Tewell: $4,500 contributed by Velodyne Lidar to his 401(k) plan account, and an aggregate of $84,210 comprised of $7,200 for a vehicle allowance, $48,000 in connection with temporary living arrangements, $2,024 for personal travel expenses, and $26,987 in tax gross-ups related to the vehicle, temporary living and personal travel arrangements.

Narrative Explanation of Compensation Arrangements with Velodyne’s Named Executive Officers

The Board of Directors has responsibility to approve compensation for our named executive officers, with the Board’s compensation committee having responsibility for making recommendations to the Board. The annual base salaries of named executive officers will be reviewed from time to time and adjusted when the Board of Directors or compensation committee determines an adjustment is appropriate. Effective January 1, 2020, the annual base salary of Dr. Gopalan was increased to $500,000. Each of Velodyne’s named executive officers is eligible to earn an incentive bonus for each of Velodyne’s fiscal years they are employed by us. Velodyne typically sets target bonus opportunities as a percentage of Velodyne’s named executive officers’ annual base salaries. Dr. Gopalan’s target bonus opportunity was increased from 60% to 100% of his base salary effective January 1, 2020, under the terms of his new employment agreement. Ms. Hall’s target bonus opportunity is currently 60% of her base salary and Mr. Tewell’s is 80% of his base salary. During 2020 and 2019, Velodyne’s named executive officers earned annual incentive bonuses based on the achievement of certain objective or subjective company performance targets and individual performance goals. For 2020, each of the named executive officers earned at-target bonus amounts.
Velodyne initially entered into an employment agreement with Dr. Gopalan when he commenced employment. Upon his promotion to our chief executive officer, we entered into a new employment agreement with him, effective January 1, 2020 (the “Promotion CEO Agreement”). That employment agreement was amended effective January 1, 2021 (the “Amended CEO Agreement”). The Promotion CEO Agreement and the Amended CEO Agreement are sometimes referred to collectively as the “CEO Agreement.”
The Promotion CEO Agreement contains Dr. Gopalan’s annual base salary, bonus opportunity and severance rights and describes certain equity awards that Velodyne granted to Dr. Gopalan in 2020, as follows: an option to purchase 440,673 shares of Velodyne’s common stock (“Promotion Option”), a restricted stock unit award covering 881,346 shares of common stock (the “Promotion RSUs”), and a second restricted stock unit award covering up to 1,101,683 shares of common stock, with a target award of 440,673 RSUs (the “Performance RSUs”). Each of these awards are subject to different vesting schedules. 25% of the shares of common stock subject to the Promotion Option vested after 12 months of continuous service following January 1, 2020, and the balance will vest in equal monthly installments over the next 36 months of Dr. Gopalan’s continuous service. The Promotion RSU is subject to the satisfaction of a time-based vesting requirement that was tied to completion of certain corporate transactions on or prior to January 1, 2021. Our Board of Directors approved on October 30, 2020 the waiver of that transactional vesting condition in light of completion of the business combination, and so the award is currently subject only to time-vesting as a result of which 58.33% of the Promotion RSUs vested upon Dr. Gopalan’s remaining in continuous service through January 1, 2021 and 6.25% of the Promotion RSUs will vest upon his remaining in continuous service through each of the next six successive three-month periods, and the final tranche of 4.17% after the seventh three-month period, thereafter. The number of Performance RSUs, up to 1,101,683, that will vest is determined by the amount of appreciation Velodyne’s common stock experiences between January 1, 2020 and December 31, 2022. If the value of Velodyne’s common stock on December 31, 2022 is between $7.41 and $9.88 per share, the reference price on which the price-based performance objectives are based, then 330,505 Performance RSUs will vest. The amount of Performance RSUs that vest will scale up to 1,101,683 RSUs, all of which will vest if Velodyne’s common stock on December 31, 2022 has a value equal to greater than $24.71, which is 250% of $9.88.
The Amended CEO Agreement provides Dr. Gopalan with a salary increase to $570,000, effective January 1, 2021, and provides that Dr. Gopalan will receive two additional restricted stock unit awards covering shares of common stock. The first such award (the “2021 Time-Vesting RSU”) is for 182,815 RSUs and is subject to time-based vesting conditions, with 25% of this award vesting on December 31, 2021 and one-twelfth of the award vesting at the end of each quarter after that date, subject to Dr. Gopalan’s remaining in continuous service through the applicable vesting date. The second award (the “2021 Performance Unit Award”), which is for 45,705 RSUs at target-level achievement and up 52,561 RSUs at maximum-level achievement, is subject to time-based vesting through December 31, 2023 as well as, in part, performance-based vesting tied to performance objectives to be determined by the Board.
The CEO Agreement provides Dr. Gopalan with specified severance and equity award vesting acceleration benefits. Generally, if Dr. Gopalan’s employment is terminated without cause by us or he resigns for good reason, and subject to requirements that he provide a release of claims, he will become entitled to cash payments equal to the sum of his annual base salary and his target bonus opportunity, as well as reimbursement for his medical insurance premiums for twelve months following termination. In addition, if his employment is terminated without cause by us or he resigns for good reason during the period commencing one month prior to and ending 12 months after a sale event, his equity awards then subject to time-based vesting will become fully vested and his performance-based equity awards will be deemed vested assuming either target level performance objective achievement or substituting the per-share transaction price for price-based vesting targets, as applicable. If his employment is terminated without cause or he resigns for good reason outside the context of a sale event, he will generally become entitled to the same vesting as described in the preceding sentence, except that the new equity awards provided for under the Amended CEO Agreement would be entitled only to pro-rata vesting. The Amended CEO Agreement provides him with certain rights to receive the above cash and medical insurance reimbursement severance benefits as well as the vesting acceleration benefits described in the preceding sentence upon certain additional potential employment termination scenarios during the period between June 1, 2021 and December 31, 2021.

If Velodyne is subject to a sale event while Dr. Gopalan remains in continuous service and awards are not assumed by the acquirer or its parent, continued by the surviving company or substituted for an equivalent award or cash payment, then his outstanding equity awards will be deemed vested in full immediately prior to the sale event (with performance-based equity awards generally deemed vested assuming either target level performance objective achievement or substituting the per-share transaction price for price-based vesting targets, as applicable).
Velodyne terminated Ms. Hall’s employment on February 19, 2021. She continues to serve as a member of the Board of Directors. In March 2021, Velodyne transitioned Mr. Tewell from his role as Chief Operating Officer and he resigned his employment with Velodyne.
Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as are other full-time employees generally. We reimburse our named executive officers for their necessary and reasonable business and travel expenses incurred in connection with their services to us.

Our named executive officers are also eligible to participant in the 401(k) plan. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn, and so that contributions made by us, if any, will be deductible by us when made. The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees. In the year ended December 31, 2020, Velodyne Lidar made a 401(k) contribution of $4,500 for each of Dr. Gopalan and Mr. Tewell (Ms. Hall did not participate in the 401(k) plan).

We provided certain vehicle-related expenses to Ms. Hall and Mr. Tewell, and a temporary living arrangement allowance to Tewell, as well as related gross-ups with respect to the income recognized by him in connection with these amounts. We have also paid certain personal travel expenses for Mr. Tewell in the amounts reflected in the footnotes to the Summary Compensation Table above.

Equity Compensation

Velodyne offers stock options and RSUs to Velodyne’s named executive officers as the long-term incentive component of Velodyne’s compensation program. Velodyne typically grants equity-based awards to new hires upon their commencing employment with us. Stock options allow employees to purchase shares of Velodyne’s common stock at a price per share at least equal to the fair market value of Velodyne’s common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Generally, Velodyne’s equity-based awards vest over four years, subject to the employee’s continued employment with us on each vesting date, and in the case of RSUs, a liquidity-event vesting requirement.
Actions the Board of Directors took in October 2020 regarding waiving certain vesting conditions applicable to outstanding RSUs are described in Footnote 2 to the Summary Compensation Table above. The details of equity awards held by our named executive offices at December 31, 2020 are set forth in "Outstanding Equity Awards at 2020 Year-End," and certain additional provisions applicable to equity awards granted to Dr. Gopalan are described above.
Outstanding Equity Awards at 2020 Year-End

The following table provides information regarding outstanding equity awards held by Velodyne Lidar’s named executive officers as of December 31, 2020. The number of shares subject to each award and, where applicable, the exercise price per share, reflect all changes as a result of Velodyne Lidar’s capitalization adjustments related to the business combination.

The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

		Option Awards				Stock Awards
Name	Footnote	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(*)(1) ($)	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Anand Gopalan	(2)	146,890	0	$6.15422	3/22/2027
	(3)	0	0			32,133	$733,275
	(4)	0	0			110,168	$2,514,034
	(5)	0	0			82,627	$1,885,548
	(6)	0	0			50,494	$1,152,273
	(7)	0	0			312,173	$7,123,788
	(8)	0	0			0	$0	330,505	$7,542,124
	(9)	0	440,673	$5.73214	5/28/2030
	(10)	0	0			55,671	$1,270,412
Marta Thoma Hall	(11)	0	0			57,839	$1,319,886
	(12)	0	0			117,512	$2,681,624
	(13)	0	0			7,793	$177,836
Thomas R. Tewell	(14)	0	0			33,050	$754,201
	(15)	0	0			32,133	$733,275
	(16)	0	0			66,101	$1,508,425
	(17)	0	0			117,512	$2,681,624
	(18)	0	0			7,793	$177,836

_________________________________
(*)    The closing market price of Velodyne Lidar’s Common Stock on December 31, 2020 was $22.82 per share.
(1)    Each RSU represents the right to receive one share of Common Stock. RSUs held by a named executive officer as of December 31, 2020 as to which the liquidity event vesting condition originally applicable to the award was waived on October 30, 2020 by the Board of Directors in order to provide the holders of such awards with the treatment that they would have received if the pre-combination Velodyne Lidar had completed an initial public offering, and as to which the time-based vesting condition had also been satisfied as of December 31, 2020, remained unsettled as of that date and are not reflected in this column because they were vested.

(2)    The stock option is fully vested.
(3)    The applicable service-based requirement applied to 73,445 RSUs and will be or was satisfied with respect to 25% of the RSUs when the named executive officer remained in continuous service through the one-year anniversary of September 29, 2018 and has continued vesting with respect to 6.25% of the RSUs when the named executive officer completes or completed each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(4)    The applicable service-based requirement applied to 220,336 RSUs and will be or was satisfied with respect to 25% of the RSUs when the named executive officer remained in continuous service through the one-year anniversary of November 26, 2018 and with respect to 6.25% of the RSUs when the named executive officer completes or completed each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(5)    The applicable service-based requirement applied to 146,891 RSUs and will be or was satisfied with respect to 25% of the RSUs when the named executive officer remains in continuous service through the one-year anniversary of February 22, 2019 and with respect to 6.25% of the RSUs when the named executive officer completed or completes each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(6)    The applicable service-based requirement applied to 73,445 RSUs and will be or was satisfied with respect to 25% of the RSUs will vest on the one-year anniversary of July 8, 2019 and with respect to 6.25% of the RSUs when the named executive officer completed or completes each three (3) months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(7)    The applicable service-based requirement applies to 881,346 and will be satisfied with respect to 58.33% of RSUs if the named executive officer remains in continuous service through the satisfaction of the liquidity-event requirement (such date, the “Initial Vesting Date”), and in installments with respect to the remaining Promotion RSUs when the named executive officer completes each of the next seven (7) successive three-month periods of continuous service.
(8)    Details regarding this Performance RSU are described above in Narrative Explanation of Compensation Arrangements with Velodyne’s Named Executive Officers. The applicable service-based requirement will be satisfied if the named executive officer remains in continuous service through January 1, 2023 (the “Performance RSU Vesting Date”). The portion of the Performance RSUs that will become vested on the Performance RSU Vesting Date will be determined based on the closing price of our common stock on the trading day prior to the Performance RSU Vesting Date, with the threshold level performance achievement resulting in the officer’s vesting in 75% of the target number of RSUs (the number of Performance RSUs reflected in the table above), the target level performance achievement resulting in his vesting in 440,683 Performance RSUs, and the maximum level performance achievement resulting in his vesting in up to 1,101,683 Performance RSUs.
(9)    The stock option vested with respect to 25% of the shares on January 1, 2020 and will vest in equal monthly installments over the following 36 months of continuous service thereafter, provided, that the named executive officer remains in continuous service on such vesting date.
(10)    The applicable service-based requirement will be satisfied with respect to 100% of the RSUs if the named executive officer remains in continuous service through March 29, 2021.
(11)    The applicable service-based requirement applied to 102,823 RSUs and was satisfied with respect to 25% of the RSUs on February 22, 2020 and with respect to 6.25% of the RSUs when the named executive officer completes or, as applicable, completed each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(12)    The service-based requirement was satisfied with respect to 25% of the RSUs when the named executive officer remained in continuous service through March 11, 2021 and with respect to 6.25% of the RSUs when the named executive officer completes or, as applicable, completed each three months of continuous service thereafter. Continuous service includes service as a member of our Board of Directors.
(13)    The applicable service-based requirement will be satisfied with respect to 100% of the RSUs if the named executive officer remains in continuous service through March 29, 2021.
(14)    The applicable service-based requirement applied to 205,647 RSUs and was satisfied with respect to (i) 29,379 of the RSUs immediately upon grant, (ii) 25% of the RSUs when the named executive officer remained in continuous service through September 25, 2018 and (iii) with respect to 6.25% of the RSUs when the named executive officer completes or, as applicable, completed each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(15)    The applicable service-based requirement applied to 73,445 RSUs and was satisfied with respect to 25% of the RSUs when the named executive officer remained in continuous service through September 29, 2019 and with respect to 6.25% of the RSUs when the named executive officer completes or, as applicable, completed each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(16)    The applicable service-based requirement applied to 117,512 RSUs and was satisfied with respect to 25% of the RSUs when the named executive officer remains or, as applicable, remained in continuous service through February 22, 2020 and with respect to 6.25% of the RSUs when the named executive officer completed each three months of continuous service thereafter. Only those RSUs that remained unvested as of December 31, 2020 are reflected in the table.
(17)    The applicable service-based requirement will be satisfied with respect to 25% of the RSUs when the named executive officer remains or, as applicable, remained in continuous service through the one-year anniversary of March 11, 2020 and with respect to 6.25% of the RSUs when the named executive officer completes or, as applicable, completed each three months of continuous service thereafter.
(18)    The applicable service-based requirement will be satisfied with respect to 100% of the RSUs if the named executive officer remains in continuous service through March 29, 2021.

Pension Benefits
Velodyne’s named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2020.
Nonqualified Deferred Compensation
Velodyne’s named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during year ended December 31, 2020.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has ever been a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of Velodyne Lidar’s Board or Compensation Committee.
Director Compensation
Velodyne Lidar has a non-employee director compensation program. Pursuant to the program, non-employee directors will receive cash and equity compensation set forth below for their service in 2021.
Cash Compensation
Each member of our Board who is not an employee is paid an annual retainer of $45,000 for service, payable on a quarterly basis. In addition, members of our Board are paid additional annual retainer amounts as follows:

•    $35,000 for service as the chairperson of our Board;
•    $20,000 for service as the chair of our Audit Committee;
•    $15,000 for service as the chair of our Compensation Committee;
•    $10,000 for service as the chair of our Nominating and Governance Committee;
•    $10,000 for service (other than as the chair) on our Audit Committee;
•    $7,500 for service (other than as the chair) on our Compensation Committee; and
•    $5,000 for service (other than as the chair) on our Nominating and Governance Committee.
To the extent a new Board committee is formed, the chair will receive an annual retainer of $12,500 and the members of the new committee will receive an annual retainer of $5,000.

Non-employee directors serving on Board committees will receive an additional per meeting fee of $750 ($1,000 in the case of a Board committee chair) if the number of meetings of the Board Committee exceeds 5 meetings up until 40 meetings. The number of meetings is calculated on a calendar year basis. However, the initial computation period shall be from September 29, 2020 through February 25, 2021 and the second computation period shall be from February 26, 2021 through December 31, 2021.

Non-employee Board members are also eligible for reimbursement of reasonable out-of-pocket travel expenses incurred in attending Board and Committee meetings.

Equity-Based Compensation
New directors receive an initial grant of $150,000 of restricted stock units (“RSUs”) (measured based on the average closing price of our Common Stock for the 30 days immediately prior to the annual meeting of stockholders for new directors elected at the annual meeting of stockholders or 30 day average prior to the appointment date for directors appointed outside the annual meeting of stockholders) that vests over a three-year period.

Directors serving on the Board immediately after the annual meeting of stockholders also receive an automatic annual grant of $150,000 of RSUs (measured based on the average closing price of our common stock for the 30 days immediately prior to the annual meeting of stockholders), which RSUs will vest in full subject to the director’s continued service at the following annual meeting of stockholders.

In addition, immediately prior to the 2021 annual meeting of stockholders, the current non-employee directors will be granted vested stock awards having an annualized value of $150,000, pro-rated for service between September 29, 2020 and the meeting date.
2020 Director Compensation
With respect to the year ended December 31, 2020, Velodyne Lidar’s non-employee directors received cash compensation and stock awards for their service on Velodyne Lidar’s Board of Directors and for service on any Committees thereof.
David Hall, Velodyne Lidar’s executive chairman, and Marta Hall, Velodyne Lidar’s Chief Marketing Officer during fiscal year 2020 through February 2021, did not receive any additional compensation for their service as a member of Velodyne Lidar’s Board.
The following table sets forth information regarding the compensation of Velodyne Lidar’s non-employee directors during the year ended December 31, 2020:

Name	Stock Awards ($)(1)	Fees Earned or Paid in Cash ($)(2)	Total ($)
Joseph B. Culkin	—	$11,596.16	$11,596.16
James Graf(3)	—	$13,528.85	$13,528.85
Michael Dee	—	$14,173.08	$14,173.08
Barbara Samardzich(4)	$663,285.79	$18,038.47	$681,324.26
Christopher Thomas(5)	$925,779.10	$18,682.70	$944,461.80
_________________
(1) Represents the aggregate grant date fair value of RSU awards granted during 2020 to non-employee directors, computed in accordance with FASB ASC Topic 718 and SEC rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements. See Note 8 to Velodyne Lidar’s consolidated financial statements included in the Form 10-K for a discussion of the assumptions made by us in determining the grant date fair value of Velodyne Lidar’s equity awards. The values reflect the sum of the grant date fair value for both RSU awards originally granted to the director in 2020 and for the additional incremental values resulting from our modification during 2020 of RSUs held by the director (whether granted in 2020 or granted during a prior year). The RSUs were modified on October 30, 2020 when our Board of Directors waived the liquidity event vesting condition that had applied to the awards requiring completion of an initial public offering or a change in control of Velodyne Lidar in light of completion of the business combination with Graf Industrial Corp.
(2) Represents cash retainers for service on Velodyne Lidar’s Board of Directors and any Committees thereof as described above.
(3) James Graf resigned from our Board of Directors in February 2021.
(4) The amount comprises $38,560.50 for 1,558 RSUs newly granted in 2020 and $624,725.29 for 102,823 RSUs RSU awards modified in 2020. As of December 31, 2020, Ms. Samardzich held 1,558 RSUs granted in 2020 subject to a service-based vesting requirement which will be satisfied with respect to 100% of the RSUs if she remains in continuous service through March 29, 2021. She also held 102,823 RSUs which were vested but unsettled as of December 30, 2020.
(5) As of December 31, 2020, Mr. Thomas held 73,445 RSUs subject to a service-based requirement, which was initially structured to be satisfied with respect to 25% of the RSUs if he remains in continuous service through May 29, 2021 and with respect to 6.25% of the RSUs if he completes each three-month period of continuous service thereafter. On January 28, 2021, the Board of Directors amended the RSUs so that the service-based requirement was satisfied with respect to

25% of the RSUs on such date and will be satisfied with respect to the remaining RSUs over each three-month period of continuous service thereafter. The Board of Directors also agreed to accelerate the satisfaction of the service-based requirement of any remaining RSUs held by Mr. Thomas if he is removed from the Board of Directors under certain circumstances or if he resigns for good reason.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 19, 2021 for:
•    each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•    each of our directors and director nominee;
•    each of our named executive officers; and
•    all of our directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.
We have based our calculation of the percentage of beneficial ownership on 193,872,211 shares of our Common Stock outstanding as of April 19, 2021. We have deemed shares of our Common Stock subject to stock options or RSUs that are currently exercisable or exercisable or that will settle within 60 days of April 19, 2021 to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is 5521 Hellyer Avenue, San Jose, CA 95138.

Directors and Named Executive Officers(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Joseph B. Culkin(2)	13,559,196	7.0
Anand Gopalan(3)	1,219,062	*
Marta Thoma Hall(4)	6,182,977	3.2
Barbara Samardzich(5)	104,381	*
Christopher Thomas(6)	24,064	*
Michael Dee(7)	556,945	*
Hamid Zarringhalam	—	—
Deborah Hersman	—	—
Thomas Tewell(8)	185,138	*
All Executive Officers and Directors as a Group (17 individuals)(9)	25,846,282	13.3
Greater than 5% Stockholders
David S. Hall	59,839,944	30.9
Shares subject to voting proxy(10)	39,370,761	20.3
Total	99,210,705	51.2
Entities affiliated with Baidu Holdings Limited(11)	15,504,468	8.0
___________________

*    Less than 1%.
(1)    This information is based on 193,872,211 shares of common stock outstanding at April 19, 2021. Except as described in the footnotes below and subject to applicable community property laws and similar laws, Velodyne believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 5521 Hellyer Avenue, San Jose, California 95138.
(2)    Consists of (i) 11,921,453 shares of common stock held by Mr. Culkin and (ii) 1,637,743 shares of common stock held by a trust for which Mr. Culkin serves as a trustee. Mr. Hall holds a proxy over all such shares of common stock.
(3)    Consists of (i) 745,669 shares of common stock held by Dr. Gopalan, (ii) 170,430 shares of common stock issuable pursuant to RSUs held by Dr. Gopalan that will be time-based vested within 60 days of April 19, 2021 and (iii) 302,963 shares of common stock subject to stock options exercisable within 60 days of April 19, 2021.
(4)    Consists of (i) 6,125,609 shares of common stock held by Ms. Hall and (ii) 57,368 shares of common stock issuable pursuant to RSUs held by Ms. Hall that will be time-based vested within 60 days of April 19, 2021. Mr. Hall holds a proxy over all such shares of common stock.
(5)    Consists of (i) 102,823 shares of common stock held by Ms. Samardzich and (ii) 1,558 shares of common stock issuable pursuant to RSUs held by Ms. Samardzich that will be time-based vested within 60 days of March 10, 2021.
(6)    Consists of 24,064 shares of common stock issuable pursuant to RSUs held by Mr. Thomas that will be time-based vested within 60 days of April 19, 2021.
(7)    Consists of (i) 50,018 shares of common stock held by Mr. Dee, (ii) 300 shares of common stock held by a trust of which one of Mr. Dee’s children is the beneficiary and for which Mr. Dee serves as a trustee, (iii) 120,000 PIPE Shares held by Spar City Capital LLC and (iv) 386,627 shares of common stock underlying Public Warrants owned directly by Mr. Dee. Mr. Dee has voting and investment power over the shares of common stock held by Spar City Capital LLC, as Mr. Dee serves as such entity’s president and chief financial officer. Mr. Dee disclaims beneficial ownership of the shares identified in clauses (ii) and (iii), except to the extent of his pecuniary interest therein. Mr. Dee is also a member of Graf Acquisition LLC. Mr. Dee does not have voting or investment power over any shares held by Graf Acquisition LLC, except to the extent of any direct or indirect pecuniary interest he may have therein.
(8)    In March 2021, we transitioned Mr. Tewell from his role as Chief Operating Officer and he resigned his employment with us.
(9)    Consists of (i) 20,920,172 shares of common stock, (ii) 3,741,876 shares of common stock issued pursuant to a RSA, which is subject to a liquidity event vesting condition that is expected to be waived by the Board in 2021, (iii) 494,644 shares of common stock issuable pursuant to RSUs that will be time-based vested within 60 days of April 19, 2021, (iv) 302,963 shares of common stock subject to stock options exercisable within 60 days of April 19, 2021 and (v) 386,627 shares of common stock underlying Public Warrants. Mr. Hall is expected to hold a voting proxy over 19,742,173 of the 20,920,172 shares of common stock included in subpart (i) of this footnote, and 57,368of the 494,644 shares of common stock included in subpart (iii) of this footnote. Excludes the shares of common stock held by Mr. Tewell who resigned his employment with us in March 2021.
(10)    Consists of shares of common stock, and shares of common stock issuable pursuant to RSUs that will be time-based vested within 60 days of April 19, 2021, in each case held by certain pre-business combination Velodyne stockholders over which, except under limited circumstances, Mr. Hall holds an irrevocable proxy, pursuant to agreements between Mr. Hall and such stockholders, including certain of the Company’s directors, as indicated in the footnotes above. Velodyne does not believe that the parties to these voting agreements constitute a “group” under Section 13 of the Securities Exchange Act of 1934, as amended, as Mr. Hall exercises voting control over these shares.
(11)    Consists of (i) 13,065,444 shares of common stock held by Baidu (Hong Kong) Limited, and (ii) 2,439,024 shares of common stock held by Baidu Holdings Limited. Baidu (Hong Kong) Limited, a Hong Kong company, is a wholly-owned subsidiary of Baidu Holdings Limited, a British Virgin Islands company, which is wholly owned by Baidu, Inc., a Cayman Islands company listed on the Nasdaq Global Select Market. Baidu, Inc. may be deemed to beneficially own all of the shares held by Baidu (Hong Kong) Limited and Baidu Holdings Limited. The address for Baidu (Hong Kong) Limited is Suite 2409, Everbright Centre, 108 Gloucester Road, Wanchai, Hong Kong and for Baidu Holdings Limited

is Offshore Incorporation Limited of P.O. Box 957, Offshore Incorporations Centre Road Town, Tortola, British Virgin Islands.
Securities Authorized For Issuance Under Equity Compensation Plans
We have two equity compensation plans under which shares of Common Stock are authorized for issuance to eligible employees, directors and consultants: (i) the 2020 Equity Incentive Plan (the “2020 Plan”) and (ii) the 2020 Employee Stock Purchase Plan (the “ESPP”). The following table provides certain information with respect to each of our equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	13,682,673	(1)	$5.86	(2)	13,359,688	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	13,682,673		$5.86		13,359,688
____________________________________
(1)    Includes 597,354 shares subject to outstanding options and 13,085,319 shares subject to outstanding RSUs.
(2)    The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs since RSUs have no exercise price.
(3)    Includes shares available for future issuance under the 2020 Plan and the ESPP. As of December 31, 2020, 9,867,591 shares were available for issuance under the 2020 Plan and 3,492,097 shares were available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related Party Transactions with Respect to Graf Industrial Corp.

Working Capital Warrants

In September 2020, 500,000 working capital warrants were issued to Graf Acquisition LLC in satisfaction of working capital loans made to Graf Industrial Corp. (“Graf”) by Graf Acquisition LLC. The working capital warrants are exercisable for an aggregate of 375,000 shares of our Common Stock at an exercise price of $11.50 per share and the terms of the working capital warrants are substantially similar to the publicly-traded warrants. The amount of the working capital loan that was discharged was $375,000.
Subscription Agreement
On July 2, 2020, Graf Acquisition LLC (the “Sponsor”) entered into a Subscription Agreement with Graf, pursuant to which it agreed to purchase an aggregate of 950,000 shares of Common Stock at $10.00 per share, for an aggregate purchase price of $9,500,000, from Graf in a private placement that closed immediately prior to the closing of the business combination on September 29, 2020. The Sponsor assigned its obligations to purchase the shares to one or more of its beneficial members and/or their affiliates prior to the closing.
Related Party Transactions with Respect to Velodyne Lidar
The following is a description of transactions since January 1, 2019 and currently proposed transactions in which:
•    Velodyne Lidar has been or is to be a participant;

•    the amount involved exceeded or exceeds $120,000; and
•    any of Velodyne Lidar’s directors, executive officers or holders of more than 5% of its capital stock prior to the business combination, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Employment Arrangements with Immediate Family Members of Velodyne Lidar’s Executive Officers and Directors
Marta Thoma Hall, spouse of David Hall, Velodyne Lidar’s former chairman and CEO, was employed by Velodyne Lidar as Chief Marketing Officer from August 2011 until February 2021 and is a current member of Velodyne Lidar’s Board of Directors. As Velodyne Lidar’s Chief Marketing Officer, Ms. Hall was responsible for marketing and business development efforts. See “Executive Compensation—2020 Summary Compensation Table” for a description of Ms. Hall’s compensation.
James Schwandt, a son-in-law of Joseph B. Culkin, chairman of Velodyne Lidar’s Board of Directors, has been employed by Velodyne Lidar since May 2017. During the year ended December 31, 2020, Mr. Schwandt had total cash compensation, including base salary, bonus and other compensation, of $263,106.
David Heeren, a son-in-law of Marta Thoma Hall, a member of Velodyne Lidar’s Board of Directors, has been employed by Velodyne Lidar since March 2017. Mr. Heeren serves as senior technical product marketing manager. During the year ended December 31, 2020, Mr. Heeren had total cash compensation, including base salary, bonus and other compensation, of $190,549.
James Schwandt and David Heeren continue to be employed by Velodyne Lidar.
Indemnification Agreements
Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. The Amended and Restated Certificate of Incorporation and bylaws also provide the Board of Directors with discretion to indemnify officers and employees when determined appropriate by our Board of Directors.
We entered into new indemnification agreements with each of our directors and executive officers and certain other key employees. The indemnification agreements provide that we will indemnify each of our directors, executive officers, and such other key employees against any and all expenses incurred by that director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, the Amended and Restated Certificate of Incorporation and bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.
Leases
In January 2017, Velodyne Lidar entered into a five-year lease agreement with Hellyer-DMHall Properties, LLC, an affiliate of David Hall, Velodyne Lidar’s then Chief Executive Officer and director, and Marta Thoma Hall, Velodyne Lidar’s then Chief Marketing Officer and current director. In October 2019, Velodyne Lidar extended the lease for an additional five years and agreed to annual increases of 3% beginning in January 2020. Under the extended lease agreement, Velodyne Lidar leases approximately 205,000 square feet of office and manufacturing space in San Jose, California as its corporate headquarters. As of December 31, 2020, future minimum lease payments total $24.3 million related to this facility. Rent expense was $3.3 million, $3.1 million, and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Customer Agreements
In July 2017, Velodyne Lidar entered into a supply agreement with Baidu (Hong Kong) Limited, which, together with its affiliates (Baidu), was a holder of more than 5% of Velodyne Lidar’s capital stock prior to the completion of the business combination. Entities affiliated with Baidu have made payments to Velodyne Lidar of approximately $0.3 million for the year ended December 31, 2020. Entities affiliated with Baidu continue to be important customers and stockholders.

Ford Letter Agreement
In July 2020, Graf and Velodyne Lidar entered into a letter agreement with Ford Motor Company, a former greater than 5% stockholder, granting Ford Motor Company the right to have any shares of Common Stock issued to it in the business combination included in the registration statement filed for purposes of registering the shares issuable upon exercise of the public warrants. In the letter agreement, Graf and Velodyne Lidar agreed that any shares of Common Stock issued to Ford Motor Company in the business combination will not be subject to a lock-up or market stand-off agreement. Ford Motor Company has reported that it is no longer a greater than 5% stockholder.
Policies and Procedures for Related Party Transactions
Our related party transaction policy provides that officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with us without the prior consent of the Audit Committee, or other independent members of the Board of Directors in the event it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the Audit Committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the Audit Committee will take into account all of the relevant facts and circumstances available.
All of the transactions described in this section were entered into prior to the adoption of this policy.
Director Independence
The Board has determined that each of the directors on the Board other than Anand Gopalan, Joseph B. Culkin and Marta Thoma Hall qualify as independent directors, as defined under the listing rules of Nasdaq.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees
The following table represents aggregate fees billed or to be billed to the Company for the fiscal years ended December 31, 2020 and December 31, 2019 by KPMG LLP, our independent registered public accounting firm since the closing of the business combination and the independent registered public accounting firm of Velodyne Lidar, Inc. prior to the closing of the business combination.

	Year Ended December 31,
	2020	2019
Audit Fees(1)	$2,660,074	$1,580,904
Tax Fees(2)	72,600	273,152
Total Fees	$2,732,674	$1,854,056
_____________________
(1) For professional services rendered for the audits of annual consolidated financial statements (including the review of quarterly interim consolidated financial statements), consents, assistance and review of documents filed with the SEC, other services normally provided in connection with statutory or regulatory filings or engagements, the SPAC merger transaction and subsequent SEC filings including registration statements (approximately $958,000 in 2020) and the Company’s abandoned IPO (approximately $662,000 in 2020 and approximately $723,000 in 2019).
(2) Consists of fees for professional services for tax compliance, tax planning and tax advice. These permissible tax services include consultation on tax matters and assistance regarding federal and state tax compliance.
All fees described above were pre-approved by the audit committee.

Pre-approval Policies and Procedures
The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by KPMG LLP, our independent registered public accounting firm. The audit committee pre-approves specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of KPMG LLP or on an individual case-by-case basis before KPMG LLP is engaged to provide a service. The audit committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of July 2, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Velodyne Lidar, Inc. (incorporated by reference to Annex A to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020.
2.2†	Amendment to Agreement and Plan of Merger, dated as of August 20, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Velodyne Lidar, Inc. (incorporated by reference to Annex A-2 to Amendment No. 1 to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on August 21, 2020).
2.3†	Letter Acknowledgment, dated as of August 20, 2020 (incorporated by reference to Annex A-3 to Amendment No. 1 to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on August 21, 2020).
3.1	Amended and Restated Certificate of Incorporation of Velodyne Lidar, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
3.2	Bylaws of Velodyne Lidar, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Original Filing).
4.2	Specimen Common Stock Certificate of Graf Industrial Corp. (incorporated by reference to Exhibit 4.2 of Graf Industrial Corp.’s Registration Statement on Form S-1/A (Registration No. 333-227396) filed with the SEC on October 9, 2018).
4.3	Amended and Restated Investors’ Rights Agreement, dated October 25, 2019, by and among Velodyne Lidar, Inc. and the parties thereto (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-249551) filed with the SEC on October 30, 2020).
4.4	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.1	Support Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Graf Industrial Corp. (incorporated by reference to Annex C to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020).
10.2	Sponsor Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp., Graf Acquisition LLC and Velodyne Lidar, Inc. (incorporated by reference to Annex D to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020).
10.3	Form of Subscription Agreement of Graf Industrial Corp. (incorporated by reference to Annex E to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020).

10.4†	AIR Commercial Real Estate Association Standard Industrial/Commercial Single Tenant Lease by and between Registrant and Hellyer-DMHall Properties, LLC, dated January 9, 2017 and addendum thereto, dated January 10, 2017, as amended on February 28, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.6	Promissory Note, dated June 26, 2018, issued to Graf Acquisition LLC (incorporated by reference to Exhibit 10.2 to Graf Industrial Corp.’s Registration Statement on Form S-1 (File No. 333-227396) filed with the SEC on September 18, 2018).
10.7	Letter Agreement, dated October 15, 2018, by and among the Company, its officers, its directors and Graf Acquisition LLC. (incorporated by reference to Exhibit 10.1 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.8	Investment Management Trust Agreement, dated October 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.9	Registration Rights Agreement, dated October 15, 2018, by and between the Company, Graf Acquisition LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.10	Private Placement Warrants Purchase Agreement, dated October 9, 2018, by and between the Company and Graf Acquisition LLC (incorporated by reference to Exhibit 10.6 to Graf Industrial Corp.’s Registration Statement on Form S-1/A (File No. 333-227396) filed with the Commission on October 9, 2018).
10.11	Administrative Support Agreement, dated October 15, 2018, by and among the Registrant and PSI Capital Inc. (incorporated by reference to Exhibit 10.5 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.12	Convertible Promissory Note, dated as of August 5, 2020, issued to Graf Acquisition LLC (incorporated by reference to Exhibit 10.1 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on August 6, 2020).
10.13*	The Registrant’s 2020 Equity Incentive Plan, including form agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.14*	The Registrant’s 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.15*	License and Supply Agreement by and between Registrant and Veoneer, Inc., dated January 7, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.16**	2016 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.17*	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.18*	Form of Equity Cancellation and Substitution Agreement for former Velodyne equity award holders (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.19*	Employment Agreement by and between Registrant and Andrew Hamer, dated July 3, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.20*	Employment Agreement by and between Registrant and Anand Gopalan, dated January 13, 2021 (incorporated by reference to Exhibit 10.20 to the Original Filing).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1to the Original Filing).
23.1	Consent of KPMG LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Original Filing).
24.1	Power of Attorney (see signature page of Form 10-K).

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2021 (incorporated by reference to Exhibit 31.1 to the Original Filing).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2021 (incorporated by reference to Exhibit 31.2 to the Original Filing).

31.3
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2021.

31.4
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2021.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2021 (incorporated by reference to Exhibit 32.1 to the Original Filing).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2021 (incorporated by reference to Exhibit 32.2 to the Original Filing).

32.3^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2021.
32.4^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2021.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Original Filing)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Filing)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Filing)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Original Filing)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Filing)
104	Cover Page Interactive Data File - The cover page from this Amendment No. 1 on Form 10-K/A formatted in iXBRL

† Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(2) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request

* Indicates a management contract or compensatory plan or arrangement.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

(^) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.3 and 32.4 hereto are deemed to accompany this Amendment No. 1 on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2021	VELODYNE LIDAR, INC.
/s/ Anand Gopalan

Anand Gopalan
Chief Executive Officer and Director (Principal Executive Officer)