Form 10-Q
period 2021-03-31
Velodyne Lidar, Inc.
filed 2021-05-17
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2021, the registrant had 189,685,456 shares of common stock, $0.0001 par value per share, outstanding.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These statements are based on the expectations and beliefs of management of Velodyne Lidar, Inc. (Velodyne) in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include statements about the future performance and opportunities of Velodyne; statements of the plans, strategies and objectives of management for future operations of Velodyne; and statements regarding future market opportunities, economic conditions or performance. Forward-looking statements may contain words such as “will be,” “will,” “expect,” “anticipate,” “continue,” “project,” “believe,” “plan,” “could,” “estimate,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “pursue,” “should,” “target,” “likely” or similar expressions, and include the assumptions that underlie such statements.

The following factors, among others, could cause actual results to differ materially from forward-looking statements:

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
•Velodyne’s anticipated investments in and results from sales and marketing and research and development; and
•the increased expenses associated with Velodyne being a public company.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors herein discussed under Item 1A: “Risk Factors.” Forward-looking statements reflect current views about Velodyne’s plans, strategies and prospects, which are based on information available as of the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable law, Velodyne undertakes no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements, which speak only as of the date of this Quarterly Report on Form 10-Q.
.

PART I. Financial Information

Item 1. Consolidated Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,205	$204,648
Short-term investments	228,408	145,636
Accounts receivable, net	13,469	13,979
Inventories, net	20,894	18,132
Prepaid and other current assets	12,043	22,319
Total current assets	430,019	404,714
Property, plant and equipment, net	15,541	16,805
Goodwill	1,189	1,189
Intangible assets, net	531	627
Contract assets	10,378	8,440
Other assets	19,934	937
Total assets	$477,592	$432,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,815	$7,721
Accrued expense and other current liabilities	30,187	50,349
Contract liabilities	9,388	7,323
Total current liabilities	43,390	65,393
Long-term tax liabilities	566	569
Other long-term liabilities	41,959	25,927
Total liabilities	85,915	91,889
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock	—	—
Common stock	19	18
Additional paid-in capital	746,824	656,717
Accumulated other comprehensive loss	(252)	(230)
Accumulated deficit	(354,914)	(315,682)
Total stockholders’ equity	391,677	340,823
Total liabilities and stockholders’ equity	$477,592	$432,712

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product	$10,593	$16,422
License and services	7,133	609
Total revenue	17,726	17,031
Cost of revenue:
Product	15,629	15,126
License and services	179	303
Total cost of revenue	15,808	15,429
Gross profit	1,918	1,602
Operating expenses:
Research and development	18,378	14,527
Sales and marketing	7,075	5,299
General and administrative	17,036	10,733
Restructuring	—	1,046
Total operating expenses	42,489	31,605
Operating loss	(40,571)	(30,003)
Interest income	103	112
Interest expense	(36)	(6)
Other expense, net	(17)	(165)
Loss before income taxes	(40,521)	(30,062)
Provision for (benefit from) income taxes	296	(6,677)
Net loss	$(40,817)	$(23,385)
Net loss per share:
Basic and diluted	$(0.22)	$(0.17)
Weighted-average shares used in computing net loss per share:
Basic and diluted	189,222,807	137,911,975

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(40,817)	$(23,385)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on available for sale securities	(11)	—
Foreign currency translation adjustments	(11)	(2)
Total other comprehensive loss, net of tax	(22)	(2)
Comprehensive loss	$(40,839)	$(23,387)

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Series A Convertible Preferred Stock (Pre-Combination)		Series B Convertible Preferred Stock (Pre-Combination)		Series B-1 Convertible Preferred Stock (Pre-Combination)		Common Stock (Pre-Combination)		Common Stock (Post-Combination)		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	175,912,194	$18	$656,717	$(230)	$(315,682)	$340,823
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	6,973,882	1	80,199	—	—	80,200
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	6,798,504	—	(37)	—	—	(37)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	11,530	—	—	11,530
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Adjustment for previously issued warrants (Note 9)	—	—	—	—	—	—	—	—	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(40,817)	(40,817)
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	189,684,580	$19	$746,824	$(252)	$(354,914)	$391,677

Balance at December 31, 2019, as previously reported	8,772,852	$1	1,375,440	$—	1,375,440	$—	34,252,578	$3	—	$—	$240,474	$(216)	$(164,016)	$76,246
Retroactive application of the recapitalization	(8,772,852)	(1)	(1,375,440)	—	(1,375,440)	—	(34,252,578)	(3)	137,911,975	14	(10)	—	—	—
Balance at December 31, 2019, as adjusted	—	—	—	—	—	—	—	—	137,911,975	14	240,464	(216)	(164,016)	76,246
Share-based compensation	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,385)	(23,385)
Balance at March 31, 2020	—	$—	—	$—	—	$—	—	$—	137,911,975	$14	$240,485	$(218)	$(187,401)	$52,880

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,817)	$(23,385)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,053	2,171
Reduction in carrying amount of ROU assets	787	—
Stock-based compensation	11,530	21
Provision for doubtful accounts	1,682	314
Other	161	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,172)	191
Inventories, net	(2,762)	(154)
Prepaid and other current assets	1,702	(4,676)
Contract assets	(2,438)	—
Other assets	(2)	98
Accounts payable	(3,856)	4,591
Accrued expenses and other liabilities	(3,867)	(6,227)
Contract liabilities	1,892	(6,232)
Net cash used in operating activities	(35,107)	(33,288)
Cash flows from investing activities:
Purchase of property, plant and equipment	(601)	(829)
Proceeds from sales of short-term investments	2,000	—
Proceeds from maturities of short-term investments	7,000	2,200
Purchase of short-term investments	(91,932)	—
Net cash provided by (used in) investing activities	(83,533)	1,371
Cash flows from financing activities:
Payment of transaction costs related to Business Combination	(20,006)	(25)
Proceeds from warrant exercises	89,222	—
Tax withholding payment for vested equity awards	(37)	—
Cash paid for IPO costs	—	(634)
Net cash provided by (used in) financing activities	69,179	(659)
Effect of exchange rate fluctuations on cash and cash equivalents	18	(23)
Net decrease in cash and cash equivalents	(49,443)	(32,599)
Beginning cash and cash equivalents	204,648	60,004
Ending cash and cash equivalents	$155,205	$27,405

Supplemental disclosures of cash flow information:
Cash paid for interest	$36	$6
Cash paid for income taxes, net	333	13
Cash paid for operating leases	1,119	—
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment	$105	$103
Assets held for sale reclassification	—	4,746
ROU assets obtained in exchange for new operating lease liabilities	340	—
Transaction costs included in accrued liabilities	5,000	592

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

Graf Industrial Corp. (Graf), the Company’s predecessor, was originally incorporated in Delaware as a special purpose acquisition company (SPAC). On September 29, 2020 (the Closing Date), Graf consummated a business combination (the Business Combination) with Velodyne Lidar, Inc. (the pre-combination Velodyne). Immediately upon the consummation of the Business Combination, Graf merged into the pre-combination Velodyne, with the pre-combination Velodyne surviving as a wholly-owned subsidiary of the Company. Graf changed its name to Velodyne Lidar, Inc. and the pre-combination Velodyne changed its name to Velodyne Lidar USA, Inc.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States ( GAAP) for interim financial information. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for the fair presentation of the company’s financial position, results of operations, comprehensive loss, cash flows and stockholders’ equity for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its amended Annual Report on Form 10-K for 2020.

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

Liquidity

The Company has funded its operations primarily through the Business Combination, PIPE offering, private placements of the pre-combination Velodyne convertible preferred stock and sales to customers. As of March 31, 2021, the Company’s existing sources of liquidity included cash and cash equivalents of $383.6 million and available borrowing capacity of $25.0 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least one year from the date the audited consolidated financial statements were available for issuance.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (Securities Act), as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was as follows:

	March 31,	December 31,
	2021	2020
Number of customers accounted for 10% or more of accounts receivable	2	3
Number of vendors accounted for 10% or more of accounts payable	2	3

Two customers accounted for 45% and 47%, respectively, of the Company’s accounts receivable as of March 31, 2021 and December 31, 2020. One vendor accounted for 32% and 34%, respectively, of accounts payable as of March 31, 2021 and December 31, 2020.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include standalone selling price (SSP) for each distinct performance obligation in its customer contracts, total estimated future patents and their corresponding estimated development costs, total estimated costs and related progress towards complete satisfaction of performance obligation in certain services arrangements, allowances for doubtful accounts, inventory reserves, warranty reserves, valuation allowance for deferred tax assets, stock-based compensation, useful lives of property, plant, and equipment and intangible assets, income tax uncertainties, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.

Significant Accounting Policies
Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for fiscal year 2020.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Among its provisions, this standard requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheets for operating leases, and also requires additional qualitative and quantitative disclosures about lease arrangements. The Company adopted the new standard in the first quarter of 2021 using the modified retrospective method, under which the Company applies Topic 842 to existing and new leases as of January 1, 2021, but prior periods are not restated and continue to be reported under Topic 840 guidance in effect during those periods. Upon adoption, the Company recorded net ROU assets of $19.4 million and lease liabilities of $20.4 million and there were no cumulative effect adjustments as of January 1, 2021. The standard did not have a material effect on the Company’s condensed consolidated statements of operations and the condensed consolidated statement of cash flows. See Note 6. “Leases” for further information.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new standard on January 1, 2021. The adoption of this new standard did not have a significant effect on our consolidated financial statements.

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of March 31, 2021, all leases are classified as operating leases except for certain immaterial equipment finance leases. Operating leases, consisting primarily office leases, are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the Company's Condensed Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and excludes lease incentives. Variable lease payments not dependent on an index or a rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms are the noncancelable period, including any rent-free periods provided by the lessor, and include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments over the lease term. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing where the lease was executed. Lease costs are recognized on a straight-line basis over the lease term.

The Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

Note 2. Business Combination and Related Transactions
On September 29, 2020, the Company consummated a business combination with the pre-combination Velodyne. Pursuant to ASC 805, for financial accounting and reporting purposes, the pre-combination Velodyne was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the pre-combination Velodyne issuing stock for the net assets of Graf, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of the Company are the historical financial statements of the pre-combination Velodyne. The net assets of Graf were stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with the pre-combination Velodyne's financial statements on the Closing date. The shares and net income (loss) per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of March 31, 2021, the Company has $5.0 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the consolidated balance sheet.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands):

	Three Months Ended March 31,
	2021		2020
		% of Revenue		% of Revenue
	Revenue		Revenue
Revenue by geography:
North America	$5,044	28%	$9,253	54%
Asia Pacific	9,506	54%	5,624	33%
Europe, Middle East and Africa	3,176	18%	2,154	13%
Total	$17,726	100%	$17,031	100%
Revenue by products and services:
Products	$10,593	60%	$16,422	96%
License and services	7,133	40%	609	4%
Total	$17,726	100%	$17,031	100%
Revenue by timing of recognition:
Goods transferred at a point in time	$16,670	94%	$16,724	98%
Goods and services transferred over time	1,056	6%	307	2%
Total	$17,726	100%	$17,031	100%

In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2023, and thereafter, will make product sales royalty payments through February 2030. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. The Company recorded license revenue of $6.4 million related to these patent cross-license agreements for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company recorded $3.6 million and $3.4 million, respectively, in current deferred revenue, and $13.9 million and $13.7 million, respectively, in long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of March 31, 2021 and December 31, 2020, the Company also recorded $13.7 million and $11.3 million, respectively, of contract assets related to these patent cross-license agreements.

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
Contract assets and contract liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Contract assets, current
Unbilled accounts receivable	$3,313	$2,813
Contract assets, long-term
Unbilled accounts receivable	10,378	8,440
Total contract assets	$13,691	$11,253

Contract liabilities, current
Deferred revenue, current	$8,904	$7,143
Customer advance payment	484	180
Customer deposit	—	—
Total	9,388	7,323
Contract liabilities, long-term
Deferred revenue, long-term	14,560	14,732
Total contract liabilities	$23,948	$22,055

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract assets:
Beginning balance	$11,253	$—
Transferred to receivables from contract assets recognized at the beginning of the period	(2,813)	—
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	5,251	—
Ending balance	$13,691	$—
Contract liabilities:
Beginning balance	$22,055	$19,164
Revenue recognized that was included in the contract liabilities beginning balance	(1,434)	(561)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,327	412
Customer deposits reclassified to refund liabilities	—	(6,083)
Ending balance	$23,948	$12,932

During the three months ended March 31, 2020, the Company reclassified customer deposit of $6.1 million to refund liabilities and refunded the entire amount to a customer.

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$56,101	$—	$—	$56,101
Commercial paper	—	1,400	—	1,400
Total cash equivalents	56,101	1,400	—	57,501
Short-term investments:
Commercial paper	—	174,039	—	174,039
Corporate debt securities	—	54,369	—	54,369
Total short-term investments	—	228,408	—	228,408
Total assets measured at fair value	$56,101	$229,808	$—	$285,909

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$74,107	$—	$—	$74,107
Treasury bill and U.S. government and agency securities	19,999	—	—	19,999
Corporate debt securities	—	2,003	—	2,003
Commercial paper	—	33,295	—	33,295
Total cash equivalents	94,106	35,298	—	129,404
Short-term investments:
Commercial paper	—	122,265	—	122,265
Corporate debt securities	—	23,371	—	23,371
Total short-term investments	—	145,636	—	145,636
Total assets measured at fair value	$94,106	$180,934	$—	$275,040

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments represent highly liquid commercial paper and corporate debt securities with maturities greater than 90 days at the date of purchase. Marketable securities with maturities greater than one year are classified as current assets because management considers all marketable securities to be available for current operations.

Note 5. Balance Sheet Components

Accounts Receivables, Net
Accounts receivables, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$16,027	$14,855
Allowance for doubtful accounts	(2,558)	(876)
Accounts receivable, net	$13,469	$13,979

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$6,927	$6,876
Work-in-process	2,735	4,347
Finished goods	11,232	6,909
Total inventories	$20,894	$18,132

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses and deposits	$4,912	$5,698
Due from contract manufacturers and vendors	2,468	2,944
Prepaid taxes	957	1,612
Contract assets	3,313	2,813
Receivable from warrant exercises	—	9,074
Other	393	178
Total prepaid and other current assets	$12,043	$22,319

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$33,023	$32,688
Leasehold improvements	5,806	5,905
Furniture and fixtures	1,481	1,479
Vehicles	360	360
Software	1,357	1,357
Assets under construction	919	641
	42,946	42,430
Less: accumulated depreciation and amortization	(27,405)	(25,625)
Property, plant and equipment, net	$15,541	$16,805

Finance lease equipment	$888	$888
Less: accumulated depreciation	(425)	(381)
Finance lease equipment, net	$463	$507

The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization on property, plant and equipment	$1,957	$2,075
Depreciation on finance lease equipment	44	44

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of March 31, 2021:
Developed technology	$1,200	$669	$531
As of December 31, 2020:
Developed technology	$1,200	$573	$627

Amortization of intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of intangible assets	$96	$96

Other Assets
Other assets, non-current, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease ROU assets	$18,993	$—
Other	941	937
Total other assets	$19,934	$937

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll expenses	$7,162	$11,877
Accrued manufacturing costs	8,219	8,003
Accrued transaction costs	5,000	25,057
Accrued professional and consulting fees	3,228	965
Accrued warranty costs	1,592	2,204
Accrued taxes	1,002	1,074
Lease liabilities	2,956	—
Other	1,028	1,169
Total accrued expense and other current liabilities	$30,187	$50,349

Long-Term Liabilities
Long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
PPP Loan	$10,000	$10,000
Contract liabilities, long-term	14,560	14,732
Lease liabilities, long-term	16,984	—
Other	415	1,195
Total long-term liabilities	$41,959	$25,927

Note 6. Leases

The Company leases real estate, equipment and automobiles in the U.S. and internationally. The Company leases office facilities under non-cancelable operating leases that expire on various dates through December 2027, including office and manufacturing space in San Jose, California used as its corporate headquarters. The lessor entity is owned by one of the Company’s former officers. Please see Note 17, Related Party Transactions. The leases do not contain any material residual value guarantees or restrictive covenants.

Lease cost, which consisted primarily of operating lease cost, was $1.1 million for the three months ended March 31, 2021. Under ASC 840, the previous lease standard, total rent expense under operating leases during the three months ended March 31, 2020 was $1.1 million.

Other information related to leases were as follows (in thousands, except years and percentages):

Three Months Ended
March 31, 2021
Supplemental cash flow information:
Cash paid for operating leases included in operating cash flows	$1,119
ROU assets obtained in exchange for new operating lease liabilities	$340

March 31, 2021
Supplemental balance sheet information:
Other assets	$18,993
Total operating ROU assets	$18,993

Other current liabilities	$2,956
Other long-term liabilities	16,984
Total lease liabilities	$19,940

Weighted average remaining lease term (years)	6.48
Weighted average discount rate	6.35%

As of March 31, 2021, maturities of lease liabilities were as follows:

Years Ending December 31,	Finance Leases	Operating Leases
2021 (remaining nine months)	$145	$3,153
2022	14	3,463
2023	—	3,358
2024	—	3,459
2025	—	3,563
Thereafter	—	7,450
Total lease payments	159	$24,446
Less amount representing interest	(4)	(4,506)
Present value of lease liabilities	$155	$19,940

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Foreign currency translation loss	$(181)	$(170)
Unrealized loss on investments	(71)	(60)
Total accumulated other comprehensive loss	$(252)	$(230)

During the three months ended March 31, 2021 and March 31, 2020, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable

In January 2020, the Company entered into a loan and security agreement with a financial institution (the 2020 Revolving Line), as amended in September 2020, December 2020 and March 2021, which provides a revolving line of credit of $25.0 million, with an option to increase the credit limit up to additional $15.0 million with the bank’s approval. As part of the Revolving Line, there is a letters of credit sub-limit of $5.0 million. The advances under the Revolving Line bear interest at a rate per annum equal to prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. Unused revolving line facility fee is 0.15% per annum of average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if the Company exercises the Incremental Revolving Line option. The Revolving Line is secured by certain assets of the Company. The 2020 Revolving Line expired on February 27, 2021 and was extended to February 26, 2022. The Company had no outstanding borrowings and was in compliance with the financial covenants associated with the facility as of March 31, 2021.
On April 8, 2020, the Company received loan proceeds of $10.0 million under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Paycheck Protection Program (PPP). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable in two years at an interest rate of 1% per annum, with a deferral of interest payments for ten months after the expiration of the 24-week covered period. The PPP loan balance of $10.0 million was included in other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2021.

Note 9. Stockholders’ Equity

Common Stock

As of March 31, 2021, the Company had 189,684,580 shares of common stock outstanding, which excludes 4,183,624 restricted stock award (RSA) shares issued and outstanding that are subject to certain lock-up and forfeiture arrangements. The following summarizes the Company’s common stock outstanding as of March 31, 2021:

	Shares	%
Converted pre-combination Velodyne common stock outstanding, net of shares repurchased as part of the tender offer	101,849,247	53.7%
Converted pre-combination Velodyne preferred stock outstanding	24,772,759	13.1%
Public stockholders	53,489,070	28.1%
Graf Founder shares	2,575,000	1.4%
PIPE shares	200,000	0.1%
Common shares issued under employee stock award plans	6,798,504	3.6%
Total common stock issued and outstanding as of March 31, 2021	189,684,580	100.0%

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2021, no shares of preferred stock were issued and outstanding.

Warrants

Upon the closing of the Business Combination, there were 24,876,512 outstanding warrants to purchase shares of the Company’s common stock that were issued by Graf prior to the Business Combination. Each whole warrant entitles the holder to purchase three-quarters of one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable at any time commencing 30 days after the completion of the Business Combination and expire five years after the completion of the Business Combination. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant at any time after they become exercisable, provided that the last sale price of the Company’s common stock equals or exceeds $18.00 per share, subject to adjustments, for any 20-trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.

In connection with the Business Combination, on October 19, 2020, the Company registered the issuance of an aggregate of up to 18,657,384 shares of its common stock that are issuable upon the exercise of its warrants including up to 375,000 shares of its common stock issuable upon exercise of its working capital warrants issued to Graf LLC. The exercise price of the warrants is $11.50 per share. The following summarizes the Company’s common stock issuance related to the warrant exercises:

	March 31, 2021	December 31, 2020
Warrants outstanding upon Closing	24,876,512	24,876,512
Warrants exercised to date	18,897,070	9,598,538
Warrants outstanding	5,979,442	15,277,974

Aggregated common shares issuable upon exercise of warrants	18,657,384	18,657,384
Common shares issued upon exercise of warrants	14,172,780	7,198,898
Remaining common shares issuable upon exercise of warrants	4,484,604	11,458,486

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the SEC) issued a statement regarding accounting and reporting considerations for warrants issued by SPACs. In light of the issues raised by the SEC, the Company re-evaluated its accounting position for the warrants and concluded that certain warrants should have been classified as a liability measured at fair value for the 30-day period from September 29, 2020 to October 29, 2020.

Accounting for these warrants as a liability instead of equity would have reduced non-operating expense and net loss by $1.6 million for the year ended December 31, 2020. Additionally, a corresponding $1.6 million adjustment would have been made to reduce its accumulated deficit with an offsetting adjustment to additional paid in capital in its equity accounts at December 31, 2020. Accounting for these warrants as a liability instead of equity would not have any effect on Velodyne’s previously reported revenues, assets, liabilities, total equity, or cash flows for the year ended December 31, 2020. Velodyne has concluded the effects of accounting for the warrants as a liability instead of equity were immaterial to the previously issued financial statements. The Company has made an immaterial adjustment to its equity accounts for the effects of the accounting for the warrants in its condensed consolidated statement of stockholders’ equity and balance sheet at March 31, 2021 by decreasing its accumulated deficit by $1.6 million with an offsetting decrease to its additional paid in capital.

Dividends

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

The 2020 Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock units (RSUs) and other stock or cash-based awards. The Company initially reserved 27,733,888, approximately 16% of the number of shares of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Equity Plan. The number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by a number equal to the least of (a) 5% of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 Common Shares, or (c) a number of Common Shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 36,738,678 and the remaining shares available for issuance under the 2020 Equity Plan was 18,036,298 as of March 31, 2021.

Under the 2020 ESPP, there are initially 3,492,097 authorized but unissued or reacquired shares of common stock reserved for issuance, plus an additional number of shares to be reserved annually on the first day of each fiscal year for a period of not more than 20 years, beginning on January 1, 2021, in an amount equal to the least of (i) one percent (1%) of the outstanding shares of our common stock on such date, (ii) 2,500,000 shares of our common stock or (iii) a lesser amount determined by the Compensation Committee or the Board. The number of shares reserved and available for issuance under the ESPP was 5,293,055 as of March 31, 2021.

The Board has approved the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Stock Incentive Awards

As of March 31, 2021, the Company has certain equity incentive awards outstanding, which include stock options, RSAs and RSUs under its 2020 Stock Plan. In the three months ended March 31, 2021, the Company granted RSUs to certain employees and directors pursuant to its 2020 Stock Plan. The RSUs are subject to time-based vesting criteria and vest on a quarterly basis over a four-year period, or 25 percent upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years.

A summary of stock option activities is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Option:
Options outstanding as of December 31, 2020	597,354	5.86
Granted	—
Options outstanding as of March 31, 2021	597,354	5.86	7.05	$3,311
Options exercisable as of March 31, 2021	285,211	5.99	4.74	1,542
Options vested and expected to vest as of March 31, 2021	597,354	5.86	7.05	3,311

A summary of RSA and RSU activities is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
RSA:
RSAs outstanding as of December 31, 2020	4,183,624	$1.37
Forfeited	—
RSAs outstanding as of March 31, 2021	4,183,624	$1.37

RSU:
RSUs outstanding as of December 31, 2020	11,983,636	$12.43
Granted	1,372,632	$12.58
Released	(6,801,635)	$12.23
Forfeited	(533,418)	$12.23
RSUs outstanding as of March 31, 2021	6,021,215	$12.31

PRSU:
PRSUs outstanding as of December 31, 2020	1,101,683	$6.72
Granted	—
PRSUs outstanding as of March 31, 2021	1,101,683	$6.72

The Company uses primarily the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$536	$—
Research and development	4,910	21
Sales and marketing	1,986	—
General and administrative	4,098	—
Total stock-based compensation expense	$11,530	$21

The Company recognizes forfeitures as they occur. As of March 31, 2021, unrecognized compensation cost related to RSUs and stock options was $64.1 million and $0.6 million, respectively, which was expected to be recognized over a weighted average period of 2.5 years and 2.7 years, respectively.

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

Warrants to purchase 24,876,512 shares of common stock at $11.50 per share were issued during Graf’s initial public offering. As of March 31, 2021, there were 18,897,070 warrants exercised and 14,172,780 shares of common stocks issued under warrant exercises. The 5,979,442 outstanding warrants were excluded from the basic and diluted net loss per share as they were anti-dilutive given the Company had a net loss for all periods presented.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	597	157
RSAs	4,184	4,184
RSUs (non-vested)	6,050	9,120
Total	10,831	13,461

Note 12. Retirement Plan
The Company has a 401(k) savings and profit-sharing plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (IRS). The Company matches 25% of employees’ eligible contributions. The Company’s matching contributions were $0.2 million and $0.3 million, respectively, for the three months ended March 31, 2021 and March 31, 2020.

Note 13. Restructuring
In March 2020, the Company initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in its California locations. The purposes of this plan are to align resource requirements with the Company’s initiatives to lower the Company’s cost structure and to increase its production capacity by outsourcing a majority of its manufacturing activities. The Company’s restructuring expenses incurred primarily related to employee termination costs. The Company incurred restructuring costs of $1.0 million for the three months ended March 31, 2020. The restructuring plan was completed in 2020.

Note 14. Income Taxes

The following table summarizes the Company's loss before income taxes and provision for (benefit from) income taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss before income taxes	$(40,521)	$(30,062)
Provision for (benefit from) income taxes	296	(6,677)
Effective tax rate	(0.7)%	22.2%

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

The Company is subject to income taxes in the United States, China and Germany. The Company’s effective tax rate changed from 22.2% in the three months ended March 31, 2020 to (0.7)% in the three months ended March 31, 2021. This change was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the CARES Act.

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In May 2020, the Company received a $7.1 million tax refund related to the carryback of a portion of its 2019 net operating losses to 2017. As of December 31, 2020, the Company had $173.5 million of U.S. federal and $105.5 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2040 for state tax purposes.

Note 15. Commitments and Contingencies

Purchase and Other Commitments
The following table summarizes contractual obligations and commitments as of March 31, 2021 (in thousands):

Years Ending December 31,	Purchase Commitments	Other Contractual Commitments
2021 (remaining nine months)	$31,496	$1,465
2022	—	805
2023	—	51
Total	$31,496	$2,321

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
Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (PTAB) in November 2017, challenging all claims of the ‘558 patent that we asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief was filed on January 22, 2021. The Company’s responsive appeal brief was filed on April 2, 2021. Quanergy filed its reply brief on April 23, 2021. The Company believes the allegations in the actions are without merit, and intends to defend the actions vigorously.

Employment Matters
On June 8, 2020, a former employee filed a class action lawsuit in the Santa Clara County Superior Court of the State of California. The complaint alleges that, among other things, the Company failed to pay minimum and overtime wages, final wages at termination, and other claims based on meal periods and rest breaks. The plaintiff is bringing this lawsuit on behalf of herself and other similarly situated plaintiffs who have not been identified and is seeking to certify the action as a class action. The plaintiff has now filed a First Amended Complaint that adds a claim pursuant to California’s Private Attorneys General Act. The First Amended Complaint does not specify the amount the plaintiff seeks to recover. Velodyne’s response to the First Amended Complaint was filed on November 16, 2020 and the parties are in the process of beginning discovery concerning class certification issues. The Court has scheduled a Case Management Conference for May 26, 2021. The Company believes the allegations in the actions are without merit, and intends to defend the actions vigorously.

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects. The complaint alleges that purported class members have suffered losses. The complaint seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations, controls and prospects and seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The Company believes that the putative class actions are likely to be consolidated and proceed as a single litigation. The Company believes the allegations in the actions are without merit, and intends to defend the actions vigorously.

On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserts a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21-cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserts claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated.

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of March 31, 2021, the Company has not recorded any significant accrual for loss contingencies associated with such legal claims or litigation discussed above.

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

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by region was as follows (dollar amount in thousands):

	Three Months Ended March 31,
	2021		2020
		% of Revenue		% of Revenue
	Revenue		Revenue
Revenue by geography:
North America	$5,044	28%	$9,253	54%
Asia Pacific	9,506	54%	5,624	33%
Europe, Middle East and Africa	3,176	18%	2,154	13%
Total	$17,726	100%	$17,031	100%

Revenue by countries and customers accounted for more than 10% of revenue was as follows:

	Three Months Ended March 31,
	2021	2020
Countries over 10% of Revenue:
U.S.	26%	31%
China	45%	13%
Sweden	13%	*
Canada	*	23%
Number of Customers accounted for over 10% of Revenue:	2	2
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States as of March 31, 2021 and December 31, 2020.

Note 17. Related Party Transactions

Certain holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for these holders were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Stockholder A	$39	$243
Stockholder B(1)	(56)	3,544

	March 31,	December 31,
	2021	2020
Accounts receivable:
Stockholder B(1)	1,288	3,085

(1) The revenue amount for the three months ended March 31, 2021 included a $71,000 credit taken against future payments. In addition, during the three months ended March 31, 2021, the Company reserved approximately $1.7 million allowance for doubtful account related to accounts receivable balance from a third party that was purchasing goods from the Company on behalf of Stockholder B.

In April 2019, the Company entered into a manufacturing agreement with one of its Series B Preferred Stockholders (Stockholder D), and the Company has one product that is currently being manufactured by Stockholder D. As of March 31, 2021 and December 31, 2020, the Company had $3.2 million and $6.3 million, respectively, of payable and accrued purchases and $8.5 million and $15.0 million, respectively, of outstanding purchase commitments for products with this stockholder. The Company procures equipment, materials and components for Stockholder D to build the product and had $0.2 million and $1.5 million, respectively, of receivables from this stockholder which was included in other current assets as of March 31, 2021 and December 31, 2020. The Company also loaned to Stockholder D manufacturing equipment with a net book value of $0.5 million and $0.4 million, respectively, as of March 31, 2021 and December 31, 2020, which was included in the Company’s balance sheet within property, plant and equipment, net.
The Company currently rents its corporate headquarters facility in San Jose, California from a company owned by one of its former officers. The lease was executed in January 2017 and expires in December 2027, as amended. As of March 31, 2021, future minimum lease payments totaled $23.5 million related to this facility. Lease cost and rent expense under this lease was $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Velodyne’s results of operations and financial condition should be read in conjunction with the information set forth in Velodyne’s financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Cautionary Note Regarding Forward-Looking Statements” and Item 1A: “Risk Factors.”

Overview

Velodyne, the first pure-play lidar company, is a global leader in lidar technology providing real-time 3D vision for autonomous systems. Our lidar solutions are advancing the development of safe automated systems throughout the world, thereby empowering the autonomous revolution by allowing machines to see their surroundings. Our lidar-based smart vision solutions are also deployed in many non-automotive applications, including autonomous mobile robots, unmanned aerial vehicles (UAV), drones, last-mile delivery, precision agriculture, advanced security systems, and smart city initiatives.

We also license our technology and provide development services to customers and business partners. Of the more than 300 customers that purchased smart vision solutions from us and our distributors in the last two fiscal years, approximately

200 are using our smart vision solutions for non-automotive applications. In 2020, we generated approximately 40% of our revenue from sales to customers deploying our smart vision solutions in non-automotive applications. In addition, we are transitioning from field programmable gate arrays to ASICs in order to further improve performance of our products, lower costs and reduce reliance on any key suppliers.

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

The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. We believe that this reduction in units sold was exacerbated by COVID-19.We have also witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we continued to experience disruptions to our business due to the COVID-19 pandemic during the first quarter of 2021.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect our business in several ways.

•Our workforce. Employee health and safety is our priority. In response to COVID-19, we established new protocols to help protect the health and safety of our workforce. The actions include a no-touch temperature scan upon entering our premises and a policy requiring full vaccination or a negative Covid-19 test within 72 hours of visiting, and the use of face masks in our facilities. On the production floor of our San Jose, California manufacturing facility, we retain acrylic station barriers to separate and protect our workforce. We continue global travel restrictions and work-from-home policies for employees who can accomplish their work remotely, such as those in the Finance, Marketing, and Communications teams. We remain current with and adhere to county and CDC guidelines for a healthy work environment.

•Operations and supply chain. As a result of COVID-19, we experienced some production delays in the second quarter and early in the third quarter of 2020 due to travel restrictions to Thailand, the location of one of our key manufacturing partners. The San Jose factory continued to produce the major lidar products to support customer demand, augmented by our contract manufacturing partners. The San Jose factory confirmed several cases of COVID-19 from external exposure. As part of our COVID-19 mitigation efforts, we perform audits of our supply chain and work with key suppliers to proactively mitigate potential supply constraints. Supply chain disruption due to COVID-19 has been minimal, however, the global supply of certain components, especially in the semiconductor space, requires ongoing vigilance as both lead times and prices reflect demand exceeding industry supply.

•Demand for our products. While we continue to engage with current and potential customers, we believe some customers may delay purchases from us because their development programs may also be delayed as a result of COVID-19.

•Positive customer trend in the pandemic. The global pandemic accelerated a few key robotic programs, which partially offset the impact of some of our customers’ delayed purchasing decisions. The accelerated programs include robots that disinfect the air and surfaces, providing more sanitized environments, and touchless delivery robots for food and medical supplies.

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

End market concentration. Historically, our revenue has been from a small number of end markets. For example, in the three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, approximately 53%, 57% and 45%, respectively, of our revenue came from the automotive market, although we had more than half of our customers from non-automotive markets. We believe our entry into new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand the end markets we serve, we anticipate that sales to a limited number of end markets will continue to account for a significant portion of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the markets in which we compete. Success in an end market, or commercialization, is uncertain and may develop differently in each case, with unique pricing, volume and cost dynamics. Additionally, as production scales in order to meet the demands of commercialization, pricing pressure increases and the amount of that pressure is expected to vary by market.

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

Stock-Based Compensation

Prior to the Business Combination, our stock-based compensation expense primarily related to our stock options. Compensation expense related to RSAs and RSUs granted under the pre-combination Velodyne’s stock incentive plans remained unrecognized because the liquidity event vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was not probable of being satisfied. The liquidity-event vesting condition was not satisfied upon the completion of the Business Combination. However, on October 30, 2020, the Board waived such condition applicable to the pre-combination Velodyne RSUs in order to provide the holders of such awards with the treatment that they would have received if the pre-combination Velodyne had completed an initial public offering. As a result of this determination, our outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs on October 30, 2020 resulted in approximately $77.5 million of incremental stock-based compensation expense in the fourth quarter of 2020. It is anticipated that the Board will waive the liquidity event condition applicable to the RSAs in 2021. If such determination were to occur with respect to the outstanding RSAs before the end of 2021, it is expected that the vesting of such outstanding RSAs would result in approximately $50.9 million of incremental stock-based compensation expense in the quarter when the determination is made based on the closing price of our common stock on May 5, 2021.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus. The following table sets forth our consolidated results of operations data and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)		(As a percentage of total revenue)
Revenue:
Product	$10,593	$16,422	60%	96%
License and services	7,133	609	40%	4%
Total revenue	17,726	17,031	100%	100%
Cost of revenue:
Product	15,629	15,126	89%	90%
License and services	179	303	1%	2%
Total cost of revenue (1)	15,808	15,429	90%	92%
Gross profit	1,918	1,602	10%	8%
Operating expenses (1):
Research and development	18,378	14,527	104%	85%
Sales and marketing	7,075	5,299	40%	31%
General and administrative	17,036	10,733	96%	63%
Restructuring	—	1,046	—%	6%
Total operating expense	42,489	31,605	240%	185%
Operating loss	(40,571)	(30,003)	(230)%	(177)%
Interest income	103	112	1%	1%
Interest expenses	(36)	(6)	—%	—%
Other income (expense), net	(17)	(165)	—%	(1)%
Loss before income taxes	(40,521)	(30,062)	(229)%	(177)%
Provision for (benefit from) income taxes	296	(6,677)	2%	(39)%
Net loss	$(40,817)	$(23,385)	(231)%	(138)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of revenue	$536	$—
Research and Development	4,910	21
Sales and Marketing	1,986	—
General and administrative	4,098	—
Total stock-based compensation expense	$11,530	$21

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

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Revenue:
Products	$10,593	$16,422	$(5,829)	(35)%
License and services	7,133	609	6,524	1,071
Total	$17,726	$17,031	$695	4

Revenue by geographic location:
North America	$5,044	$9,253	$(4,209)	(45)%
Asia and Pacific	9,506	5,624	3,882	69
Europe, Middle East and Africa	3,176	2,154	1,022	47
Total	$17,726	$17,031	$695	4

Total revenue increased by $0.7 million, or 4%, to $17.7 million for the three months ended March 31, 2021 from $17.0 million for the three months ended March 31, 2020. The $5.8 million decrease in product revenue reflected a decrease of $6.9 million related to reduction in average selling price for lidar sensors and an increase of approximately $1.3 million related to the mix of sensors sold. The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. The reduction in average selling price reflected our continued objective to drive additional adoption of our smart vision solutions in multiple end markets. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $6.5 million increase in license and service revenue was primarily driven by license revenue from the patent cross-license agreements entered into during the second and third quarter of 2020.

The $4.2 million decrease in North America revenue for the three months ended March 31, 2021 was due to a decrease of $1.5 million related to reduction of average selling price of units sold, a decrease of $3.1 million as a result of the mix of units sold, partially offset by an increase of $0.5 million in volume. The $3.9 million increase in Asia-Pacific revenue was primarily due to a $6.4 million increase in license revenue from our recent patent cross license agreements, an increase of approximately $2.3 million related to mix of units sold, partially offset by a decrease of approximately $2.5 million due to reduction of average selling price of units sold and a $2.3 million decrease related to volume. The $1.0 million decrease in Europe, Middle East and Africa revenue was due to a decrease of $3.0 million due to reduction of average selling price, partially offset by an increase of $2.4 million related to volume and a $1.5 million increase related to the mix of sensors sold.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Cost of revenue:
Product	$15,629	$15,126	$503	3%
License and services	179	303	(124)	(41)%
Total cost of revenue	$15,808	$15,429	$379	2%
Gross margin	11%	9%

Cost of revenue increased by $0.4 million, or 2%, to $15.8 million for the three months ended March 31, 2021 from $15.4 million for the three months ended March 31, 2020. The $0.5 million product cost increase was primarily driven by increases of $0.5 million in stock-based compensation, material costs and purchase price variance, partially offset by lower scrap and warranty expense. License and services cost of revenue decreased due to a decrease in repair services cost.

Gross margin increased from 9% for the three months ended March 31, 2020 to 11% for the three months ended March 31, 2021. We expect to decrease manufacturing labor and overhead costs as we outsource production to our contract manufacturing partners, with the objective of reducing the per unit cost of revenue.

Operating Expenses

	Three Months Ended March 31,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Research and development	$18,378	$14,527	$3,851	27%
Sales and marketing	7,075	5,299	1,776	34
General and administrative	17,036	10,733	6,303	59
Restructuring	—	1,046	(1,046)	N/A
Total operating expenses	$42,489	$31,605	$10,884	34

Research and Development

Research and development expenses increased by $3.9 million, or 27%, to $18.4 million for the three months ended March 31, 2021 from $14.5 million for the three months ended March 31, 2020. The increase was primarily due to increases of $4.9 million in stock-based compensation expense, $0.2 million in depreciation expense, partially offset by decreases of $0.5 million in allocated facility and IT expenses, $0.4 million in prototype product development costs, $0.2 million in travel expenses, and $0.1 million in personnel related costs.
Sales and Marketing

Sales and marketing expenses increased by $1.8 million, or 34%, to $7.1 million for the three months ended March 31, 2021 from $5.3 million for the three months ended March 31, 2020. The increase was primarily attributable to $2.0 million stock-based compensation expense and $0.7 million increase in personnel related expense, partially offset by a decrease of $0.9 million in travel and trade show expenses and a decrease of $0.1 million in commission expenses.
General and Administrative

General and administrative expenses increased by $6.3 million, or 59%, to $17.0 million for the three months ended March 31, 2021 from $10.7 million for the three months ended March 31, 2020. The increase was primarily attributable to increases of $4.1 million in stock-based compensation expense, $1.6 million in personnel-related costs and $1.4 million in bad debt, partially offset by $2.2 million decrease in legal and professional services.
Restructuring
In March 2020, we initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in our California locations. The plan included a reduction in our workforce and has been completed in 2020. As a result of the restructuring program, we incurred restructuring charges totaling $1.0 million for the three months ended March 31, 2020, primarily related to employee severance related costs.

Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended March 31,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Interest income	$103	$112	$(9)	(8)%
Interest expense	(36)	(6)	(30)	500
Other expense, net	(17)	(165)	148	(90)

Interest income was primarily related to our short-term investments and was insignificant for the three months ended March 2021 and 2020.

Interest expense was primarily related to our capital leases and was insignificant for the three months ended March 2021 and 2020.

Other expense, net was insignificant for all periods presented. The changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the three months ended March 31, 2021 and 2020.

Income Taxes

	Three Months Ended March 31,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Loss before income taxes	$(40,521)	$(30,062)	$(10,459)	35%
Provision for (benefit from) income taxes	296	(6,677)	6,973	(104)%
Effective tax rate	(0.7)%	22.2%

We are subject to income taxes in the United States, China and Germany. Our effective tax rate changed from 22.2% in the three months ended March 31, 2020 to (0.7)% in the three months ended March 31, 2021. This change was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In May 2020, we received a $7.1 million tax refund related to the carryback of a portion of our 2019 net operating losses to 2017. As of December 31, 2020, we had $173.5 million of U.S. federal and $105.5 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2040 for state tax purposes.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had cash, cash equivalents and short-term investments totaling $383.6 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the Business Combination, PIPE offering and private placements of the pre-combination Velodyne convertible preferred stock. As of March 31, 2021, we received $227.0 million in net proceeds from the Business Combination and PIPE offering on September 29, 2020 and $162.9 million in net proceeds from the exercises of our public warrants.

In January 2020, we entered into a loan and security agreement with a financial institution which provides a $25.0 million revolving line of credit (the “2020 Revolving Line”), as amended in September 2020, December 2020 and March 2021, with an option to increase the credit limit up to an additional $15.0 million with the bank’s approval (Incremental Revolving Line). As part of the 2020 Revolving Line, there is a letter of credit sublimit of $5.0 million. The advances under the 2020 Revolving Line bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if we exercise the Incremental Revolving Line option. The revolving line of credit is secured by certain of our assets. The 2020 Revolving Line matured on February 27, 2021 and was extended to February 26, 2022. There were no outstanding borrowings under the 2020 Revolving Line as of March 31, 2021.

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $354.9 million as of March 31, 2021. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in smart vision technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition be adversely affected.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(35,107)	$(33,288)
Investing activities	(83,533)	1,371
Financing activities	69,179	(659)

Operating Activities

During the three months ended March 31, 2021, operating activities used $35.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $40.8 million, impacted by our non-cash net expense of $16.2 million primarily consisting of stock-based compensation of $11.5 million, depreciation and amortization of $2.1 million, reduction in carrying amount of the ROU assets of $0.8 million and provision for doubtful accounts of $1.7 million. The cash used in changes in our operating assets and liabilities of $14.1 million which primarily consists of an increase of $1.2 million in accounts receivable, an increase of $2.8 million in inventories due to increased sales volume of certain products, an increase of $2.4 million in unbilled receivables from a licensing arrangement with a customer, a decrease of $3.9 million in accounts payable and a decrease of $3.9 million in accrued expenses and other liabilities primarily due to timing of payments. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $3.6 million was primarily due to an increase of $1.9 million in contract liabilities primarily due to billings in excess of revenue recognition related to product sales and licensing arrangement, and a decrease of $1.7 million in prepaid and other current assets.

During the three months ended March 31, 2020, operating activities used $33.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $23.4 million, impacted by our non-cash charges of $2.5 million primarily consisting of depreciation and amortization of $2.2 million and provision for doubtful accounts of $0.3 million. The cash used in changes in our operating assets and liabilities of $17.3 million was primarily due to a decrease of $4.7 million in prepaid expenses and other current assets, an increase of $6.2 million in accrued expenses and other liabilities due to timing of payments, and an increase of $6.2 million in contract liabilities due to the timing of billings and cash received in advance of revenue. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $4.9 million which primarily consists of a decrease of $4.6 million in accounts payable due to timing of payments and an increase of $0.2 million in accounts receivable.

Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $83.5 million, which was primarily used to purchase short-term investments of $91.9 million and purchase property, plant and equipment of $0.6 million, partially offset by proceeds from sales and maturities of short-term investments of $9.0 million.

During the three months ended March 31, 2020, cash provided by investing activities was $1.4 million, which was primarily from sales and maturities of short-term investments of $2.2 million, partially offset by cash used to purchase property, plant and equipment of $0.8 million.

Our machinery and equipment is depreciated over a useful life of approximately five years.

Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $69.2 million, consisting primarily of net proceeds of $89.2 million from exercises of public warrants, partially offset by $20.0 million cash paid for transaction costs related to the Business Combination.

During the three months ended March 31, 2020, cash used in financing activities was $0.7 million consisting primarily of cash paid for IPO costs.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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
Interest Rate Risk

As of March 31, 2021, we had cash, cash equivalents, short-term and long-term investments of approximately $383.6 million, which are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of such date because of the material weakness in our internal control over financial reporting identified as of December 31, 2020 in connection with our failure to adequately review revenue schedules associated with nonstandard revenue arrangements, and subsequent to that evaluation, an additional material weakness was identified related to the accounting for complex financial instruments such as our warrants, which required us to classify certain of our warrants as a liability measured at fair value, for the 30-day period from September 29, 2020 to October 29, 2020. The additional material weakness was identified as a result of a statement issued by the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC in April 2021 regarding the accounting and reporting considerations for warrants issued by SPACs (the SEC Statement). Based on the SEC Statement, management re-evaluated the accounting treatment for its warrants and concluded that there was an immaterial error in its previous accounting and the error resulted from a control deficiency that management has determined to be a material weakness.

Remediation Plan and Status

We are currently in the process of remediating the remaining material weaknesses and have taken and continue to take steps that we believe will address the underlying causes of the material weaknesses, which includes the following steps:

•We have implemented additional supervision and technical accounting review by qualified personnel;
•We have enhanced the review process surrounding the quarterly and annual assessment of the ongoing status of standard and non-standard agreements and schedules;
•We have designed new controls and procedures associated with non-standard agreements and schedules, which requires incremental levels of accounting review; and
•We intend to hire additional resources with the relevant experience to strengthen our contract review processes.

The material weaknesses will not be considered fully remediated until all aspects of the controls operate for a sufficient period of time to allow management to conclude that these controls are operating effectively. We will monitor the effectiveness of our remediation plan and steps and will refine the remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the identification of an additional material weakness related to the accounting for our warrants, which required us to classify certain of our warrants as a liability measured at fair value, for the 30-day period from September 29, 2020 to October 29, 2020.

PART II. Other Information
Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 15, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Quarterly Report on Form 10-Q, including Item 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. Our business, prospects, financial condition, operating results or the trading price of our securities could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial.

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

The COVID-19 pandemic has disrupted and affected our business. For example, from March until June of 2020, due to the rapid spread of COVID-19, our manufacturing facility in San Jose, California was not able to operate at our full capacity.

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

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations, including our previously announced projected revenues for years subsequent to 2020. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Given the complexity and volatility of our business, the impact of the recurring COVID-19 pandemic on our business and that of our customers and partners, uncertainty related to the transition of the United States government and overall global economic conditions, it is likely that our prior forecasts for periods subsequent to 2020 will prove to be incorrect. In particular, in January 2021, as a result of these uncertainties, we withdrew our previously announced financial guidance for 2021. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. If any analysis or forecast that we make ultimately proves to be inaccurate, our stock price may be adversely affected.

Any financial projections we have provided, including projections related to our future revenues, reflect numerous qualitative estimates and assumptions including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. The projections are not predictive of our actual future results and should not be construed as financial guidance for any future period. In addition, any projections should be read in conjunction with the accounting policies included in Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for fiscal year 2020.

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
These initiatives may prove more expensive than it currently anticipates, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $40.8 million for the three months ended March 31, 2021, $149.9 million for 2020, $67.2 million for 2019 and $62.3 million for 2018. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

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

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 53% of our revenue during the three months ended March 31, 2021, 57% and 45% of our revenue during 2020 and 2019, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. Although it currently believes it has the lead in lidar-based systems for the autonomous market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $18.4 million during the three months ended March 31, 2021, $88.1 million and $56.9 million during 2020 and 2019, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

The completion of the Business Combination did not automatically result in the satisfaction of the liquidity event vesting condition applicable to our outstanding RSUs and RSAs. The liquidity event vesting condition applicable to the pre-combination Velodyne’s RSUs was waived by the Board, and we anticipate that it will be waived by the Board with respect to the RSAs, at which time we will be required to record a significant stock-based compensation expense.

Prior to the Business Combination, compensation expense related to RSAs and RSUs granted under the pre-combination our stock incentive plans remained unrecognized because the performance vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was not probable of being met. As a result of the Business Combination, on October 30, 2020, the Velodyne Board waived the liquidity event vesting condition applicable to the pre-combination Velodyne's RSUs. Therefore, our outstanding RSUs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs on October 30, 2020 resulted in approximately $77.5 million of incremental stock-based compensation expense in the fourth quarter of 2020. It is anticipated that the Board will waive the liquidity event condition applicable to the RSAs in 2021. If such determination were to occur with respect to the outstanding RSAs, it is expected that the vesting of such outstanding RSAs would result in significant incremental stock-based compensation expense in the quarter when the determination is made based on the closing price of our common stock as of such date.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the three months ended March 31, 2021, fiscal 2020 and 2019, our top 20 customers represented 89%, 81% and 83% of our revenue, respectively. In the three months ended March 31, 2021, year 2020 and 2019, there were two customers each accounted for more than 10% of our revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

For our business to be successful, we need to attract and retain highly qualified key management and technical personnel. Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We had in the past been dependent on David Hall, our former executive chairman. Mr. Hall resigned as executive chairman in January 2021 and as a member of our Board in March 2021. We have been expanding our management team as well as other key areas of our business, including product development. The resignation of Mr. Hall could adversely affect our business as it might make it more difficult to, among other things, compete with other market participants, manage our research and development activities and retain existing customers or cultivate new ones. Furthermore, subsequent to the removal of Mr. Hall as the chair of our Board and these resignations, Mr. Hall has made statements to the press in a Schedule 13D. This publicity could make it more difficult for us to attract and retain key personnel. Any actual or perceived uncertainties as to our relationship with Mr. Hall, who as of May 5, 2021 holds voting rights with respect to a majority of our voting stock, or persons aligned with Mr. Hall, may make it more difficult to attract and retain our qualified personnel and directors. We also may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity is not higher than other companies with which we compete for employees, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 74% of our revenue during the three months ended March 31, 2021, 54% and 41% of our revenue during 2020 and 2019, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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
•Our operating results before taxes.

Because we do not have a long history of operating at our present scale and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $173.5 million of U.S. federal and $105.5 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2040 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an analysis and determined that the Business Combination did not result in an “ownership change” for purposes of Section 382 and Section 383 of the Code.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” As a result of the SEC Statement, we re-evaluated the accounting treatment of our warrants and concluded that certain warrants should have been classified as a liability measured at fair value, for the 30-day period from September 29, 2020 to October 29, 2020. As part of the re-evaluation process, we identified a material weakness in our internal control over financial reporting related to the accounting for certain of our warrants. Accounting for these warrants as a liability instead of equity would have reduced non-operating expense and net loss by $1.6 million for the year ended December 31, 2020. Additionally, a corresponding $1.6 million adjustment would have been made to reduce our accumulated deficit with an offsetting adjustment to additional paid in capital in our equity accounts at December 31, 2020. Accounting for these warrants as a liability instead of equity would not have any effect on Velodyne’s previously reported revenues, assets, liabilities, total equity, or cash flows for the year ended December 31, 2020. We have concluded the effects of accounting for the warrants as a liability instead of equity were immaterial to the previously issued financial statements. We have made an immaterial adjustment to our equity accounts for the effects of the accounting for the warrants in our condensed consolidated statement of stockholders’ equity and balance sheet at March 31, 2021 by decreasing our accumulated deficit by $1.6 million with an offsetting decrease to our additional paid in capital.

As of December 31, 2020, our management determined that we did not maintain effective internal control over financial reporting as a result of identifying a material weakness related to our process and controls over tracking and reporting whistleblower complaints and litigation matters, which was remediated in the fourth quarter of 2020. In addition, management identified a material weakness in connection with our failure to adequately review revenue schedules associated with non-standard revenue arrangements, which resulted in misstatements of revenue and deferred revenue for the three months ended December 31, 2020. These misstatements have been corrected as of the end of 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

We are working to remediate the remaining material weaknesses and have taken and continue to take steps that we believe will address the underlying causes, including the following:

•We have implemented additional supervision and technical accounting review by qualified personnel;
•We have enhanced the review process surrounding the quarterly and annual assessment of the ongoing status of standard and non-standard agreements and schedules;
•We have designed new controls and procedures associated with non-standard agreements and schedules, which requires incremental levels of accounting review; and
•We intend to hire additional resources with the relevant experience to strengthen our contract review processes.

While we have made progress to enhance our internal control over financial reporting, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We will continue to devote time and attention to these remedial efforts. However, the remaining material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We cannot assure you that the measures we have taken to date will be sufficient to remediate the remaining material weaknesses we identified or prevent additional material weaknesses in the future. Although we plan to complete this remediation, if the steps we take do not remediate the remaining material weaknesses in a timely or sufficient manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This could cause investors to lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, we concluded that it was appropriate to re-evaluate certain of our warrants as liability measured at fair value, for the 30-day period from September 29, 2020 to October 29, 2020. As part of the re-evaluation process, we identified a material weakness in our internal control over financial reporting related to the accounting for certain of our warrants. As of December 31, 2020, our management determined that we did not maintain effective internal control over financial reporting as a result of identifying a material weakness related to our process and controls over tracking and reporting whistleblower complaints and litigation matters, which was remediated in the fourth quarter of 2020. In addition, management identified a material weakness in connection with our failure to adequately review revenue schedules associated with non-standard revenue arrangements, which resulted in misstatements of revenue and deferred revenue for the three months ended December 31, 2020. These misstatements have been corrected as of the end of 2020.

As a result of such material weaknesses, the change in accounting for our warrants, the failure to adequately review revenue schedules associated with non-standard revenue arrangements, track and report whistleblower complaints and litigation matters and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking federal and state securities laws, contractual claims or other claims arising from the re-evaluation of our warrants, the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act (SOX), and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

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

We had approximately 189.7 million shares of common stock outstanding as of March 31, 2021, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by the PIPE Investors are also freely tradable. In addition, the shares of common stock issued as merger consideration, will become available for resale following the expiration of any applicable lock-up period, including any early release of such lock-up period. These resales could have the effect of decreasing the price of our common stock, particularly if stockholders or groups of stockholders were to seek to sell large blocks of shares in short periods of time. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale on October 5, 2021, the one year anniversary from the date that we filed the Current Report on Form 8-K following the closing of the Business Combination that included the required Form 10 information that reflects we were no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our only significant asset is our ownership interest in our Velodyne Lidar USA, Inc. subsidiary and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock.

We are a holding company with no direct operations and no significant assets other than our ownership of Velodyne Lidar USA, Inc. We will depend on Velodyne Lidar USA, Inc. for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and pay any dividends with respect to our common stock. The financial condition and operating requirements of Velodyne Lidar USA, Inc. may limit our ability to obtain cash from Velodyne Lidar USA, Inc. The earnings from, or other available assets of, Velodyne Lidar USA, Inc. may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of Velodyne Lidar USA, Inc. to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which Velodyne Lidar USA, Inc. is party from time to time, including the existing loan and security agreement described in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from Velodyne Lidar USA, Inc. will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from Velodyne Lidar USA, Inc. will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

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
•the realization of any of the risk factors presented in this Quarterly Report on Form 10-Q;
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

As of March 31, 2021, we had outstanding warrants exercisable for 11,458,486 shares of common stock at $11.50 per share. The shares of our common stock issued upon exercise of our Warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Velodyne; and
•an opt out from Section 203 of the General Corporation Law of the State of Delaware (the DGCL) and, instead, inclusion of a provision in the Amended and Restated Certificate of Incorporation that is substantially similar to Section 203 of the DGCL.

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

David Hall, our former chairman and CEO, holds voting rights with respect to an aggregate of approximately 98.4 million and 98.5 million, respectively, shares of common stock, which represented approximately 50.8% and 52.3%, respectively, of the voting power of our outstanding capital stock as of March 31, 2021 and May 5, 2021. In addition to the approximately 59.8 million shares of common stock currently held by Mr. Hall, which represented approximately 30.8% and 31.7%, respectively, of the voting power of our capital stock as of March 31, 2021 and May 5, 2021, stockholders holding approximately 38.6 million shares of common stock, including Joseph Culkin, Chairman of our Board, Marta Hall, a member of our Board, and certain other family members of Mr. Hall, have entered into agreements granting Mr. Hall an irrevocable proxy to vote such stockholders’ shares at Mr. Hall’s discretion on all matters to be voted upon by stockholders.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we have undertaken and expect to continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Additionally, we have identified material weaknesses in our internal control over financial reporting. We remediated one material weakness in the fourth quarter of 2020 and have put in place a remediation plan with respect to the remaining material weaknesses. See “—We have identified material weaknesses in our internal control over financial reporting, and the failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the market price of our common stock.” Our management has devoted significant time, attention and resources to these remedial efforts and intends to hire additional personnel as part of our remediation plan.

The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of Velodyne as a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating, or if the remaining material weaknesses have not been remediated or additional material weaknesses have been identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL.

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

Date:	May 17, 2021	VELODYNE LIDAR, INC.
/s/ Anand Gopalan

Anand Gopalan
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew Hamer

Andrew Hamer
Chief Financial Officer
(Principal Financial and Accounting Officer)