Form 10-Q
period 2021-06-30
Velodyne Lidar, Inc.
filed 2021-08-09
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, the registrant had 195,558,910 shares of common stock, $0.0001 par value per share, outstanding.

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
.

PART I. Financial Information

Item 1. Consolidated Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,084	$204,648
Short-term investments	277,546	145,636
Accounts receivable, net	9,473	13,979
Inventories, net	16,675	18,132
Prepaid and other current assets	10,231	22,319
Total current assets	390,009	404,714
Property, plant and equipment, net	14,652	16,805
Goodwill	1,189	1,189
Intangible assets, net	434	627
Contract assets	10,378	8,440
Other assets	19,935	937
Total assets	$436,597	$432,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,940	$7,721
Accrued expense and other current liabilities	25,280	50,349
Contract liabilities	8,736	7,323
Total current liabilities	39,956	65,393
Long-term tax liabilities	570	569
Other long-term liabilities	30,378	25,927
Total liabilities	70,904	91,889
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock	—	—
Common stock	20	18
Additional paid-in capital	800,040	656,717
Accumulated other comprehensive loss	(216)	(230)
Accumulated deficit	(434,151)	(315,682)
Total stockholders’ equity	365,693	340,823
Total liabilities and stockholders’ equity	$436,597	$432,712

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product	$11,970	$11,427	$22,563	$27,849
License and services	1,626	16,959	8,759	17,568
Total revenue	13,596	28,386	31,322	45,417
Cost of revenue:
Product	19,210	14,419	34,839	29,545
License and services	170	81	349	384
Total cost of revenue	19,380	14,500	35,188	29,929
Gross profit (loss)	(5,784)	13,886	(3,866)	15,488
Operating expenses:
Research and development	17,009	14,591	35,387	29,118
Sales and marketing	47,176	3,373	54,251	8,672
General and administrative	19,133	5,630	36,169	16,363
Restructuring	—	(3)	—	1,043
Total operating expenses	83,318	23,591	125,807	55,196
Operating loss	(89,102)	(9,705)	(129,673)	(39,708)
Interest income	109	5	212	117
Interest expense	(41)	(32)	(77)	(38)
Other income (expense), net	10,136	22	10,119	(143)
Loss before income taxes	(78,898)	(9,710)	(119,419)	(39,772)
Provision for (benefit from) income taxes	339	17	635	(6,660)
Net loss	$(79,237)	$(9,727)	$(120,054)	$(33,112)
Net loss per share:
Basic and diluted	$(0.41)	$(0.07)	$(0.63)	$(0.24)
Weighted-average shares used in computing net loss per share:
Basic and diluted	193,002,807	139,863,194	191,123,251	138,887,585

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(79,237)	$(9,727)	$(120,054)	$(33,112)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on available for sale securities	22	—	11	—
Foreign currency translation adjustments	14	(32)	3	(34)
Total other comprehensive income (loss), net of tax	36	(32)	14	(34)
Comprehensive loss	$(79,201)	$(9,759)	$(120,040)	$(33,146)

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Series A Convertible Preferred Stock (Pre-Combination)		Series B Convertible Preferred Stock (Pre-Combination)		Series B-1 Convertible Preferred Stock (Pre-Combination)		Common Stock (Pre-Combination)		Common Stock (Post-Combination)		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	175,912,194	$18	$656,717	$(230)	$(315,682)	$340,823
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	6,973,882	1	80,199	—	—	80,200
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	6,798,504	—	(37)	—	—	(37)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	11,530	—	—	11,530
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Adjustment for previously issued warrants (Note 9)	—	—	—	—	—	—	—	—	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(40,817)	(40,817)
Balance at March 31, 2021	—	—	—	—	—	—	—	—	189,684,580	19	746,824	(252)	(354,914)	391,677
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	1,929	—	22	—	—	22
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	5,541,305	1	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	53,195	—	—	53,195
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(79,237)	(79,237)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	195,227,814	$20	$800,040	$(216)	$(434,151)	$365,693

	Series A Convertible Preferred Stock (Pre-Combination)		Series B Convertible Preferred Stock (Pre-Combination)		Series B-1 Convertible Preferred Stock (Pre-Combination)		Common Stock (Pre-Combination)		Common Stock (Post-Combination)		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019, as previously reported	8,772,852	$1	1,375,440	$—	1,375,440	$—	34,252,578	$3	—	$—	$240,474	$(216)	$(164,016)	$76,246
Retroactive application of the recapitalization	(8,772,852)	(1)	(1,375,440)	—	(1,375,440)	—	(34,252,578)	(3)	137,911,975	14	(10)	—	—	—
Balance at December 31, 2019, as adjusted	—	—	—	—	—	—	—	—	137,911,975	14	240,464	(216)	(164,016)	76,246
Share-based compensation	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,385)	(23,385)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	137,911,975	14	240,485	(218)	(187,401)	52,880
Issuance of Series B-1 convertible preferred stock at $10.25 per share on April 1, 2020, net of issuance cost of $81	—	—	—	—	—	—	—	—	1,951,219	—	19,919	—	—	19,919
Share-based compensation	—	—	—	—	—	—	—	—	—	—	135	—	—	135
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,727)	(9,727)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	139,863,194	$14	260,539	$(250)	$(197,128)	$63,175

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(120,054)	$(33,112)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,114	4,251
Reduction in carrying amount of ROU assets	1,533	—
Stock-based compensation	64,725	156
Provision for doubtful accounts	2,425	509
Gain from forgiveness of notes payable	(10,124)	—
Other	550	70
Changes in operating assets and liabilities:
Accounts receivable, net	2,082	(23,914)
Inventories, net	1,457	2,195
Prepaid and other current assets	3,512	2,939
Contract assets	(2,438)	(8,439)
Other assets	6	264
Accounts payable	(1,680)	645
Accrued expenses and other liabilities	(9,161)	(9,506)
Contract liabilities	264	11,397
Net cash used in operating activities	(62,789)	(52,545)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,779)	(1,723)
Proceeds from sales of short-term investments	2,000	—
Proceeds from maturities of short-term investments	55,943	2,200
Purchase of short-term investments	(190,376)	—
Investment in notes receivable	(750)	—
Net cash provided by (used in) investing activities	(134,962)	477
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	19,919
Payment of transaction costs related to Business Combination	(20,005)	—
Proceeds from warrant exercises	89,244	—
Tax withholding payment for vested equity awards	(37)	—
Cash paid for IPO costs	—	(1,196)
Proceeds from notes payable	—	10,000
Net cash provided by financing activities	69,202	28,723
Effect of exchange rate fluctuations on cash and cash equivalents	(15)	(30)
Net decrease in cash and cash equivalents	(128,564)	(23,375)
Beginning cash and cash equivalents	204,648	60,004
Ending cash and cash equivalents	$76,084	$36,629

Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$38
Cash paid for (received from) income taxes, net	682	(7,811)
Cash paid for operating leases	2,256	—
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment	$5	$97
Assets held for sale reclassification	—	4,746
ROU assets obtained in exchange for new operating lease liabilities	340	—
Transaction costs included in accrued liabilities	5,000	1,186
See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States ( GAAP) for interim financial information. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for the fair presentation of the company’s financial position, results of operations, comprehensive loss, cash flows and stockholders’ equity for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its amended Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquidity

The Company has funded its operations primarily through the Business Combination, PIPE offering, private placements of the pre-combination Velodyne convertible preferred stock and sales to customers. As of June 30, 2021, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $353.6 million and available borrowing capacity of $25.0 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements for the quarter ended June 30, 2021 were available for issuance.

Emerging Growth Company

As of December 31, 2020, the Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act), as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company will become a “large accelerated filer” and lose its emerging growth company status upon the filing of its Annual Report on Form 10-K for the year ending December 31, 2021.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was as follows:

	June 30,	December 31,
	2021	2020
Number of customers accounted for 10% or more of accounts receivable	1	3
Number of vendors accounted for 10% or more of accounts payable	1	3

One customer accounted for 29% of the Company’s accounts receivable as of June 30, 2021. Two customers accounted for a total of 47%, of the Company’s accounts receivable as of December 31, 2020. One vendor accounted for 45% and 34%, respectively, of accounts payable as of June 30, 2021 and December 31, 2020.

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

Significant Accounting Policies
Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2020.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts includes estimated losses that result from uncollectible accounts receivable. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, its customer’s current financial condition and payment history, the condition of the general economy and the industry as a whole, and other relevant facts and circumstances. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the aforementioned factors and any specific customer collection issues that have been identified. Significant changes in one or more of these considerations may require adjustments affecting the net income (loss) and net carrying value of the account receivable. Provisions for the estimated allowance for doubtful accounts are recorded in general and administrative expense at the end of each reporting period.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of June 30, 2021, all leases are classified as operating leases except for certain immaterial equipment finance leases. Operating leases, consisting primarily office leases, are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the Company's Condensed Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of June 30, 2021, the Company has $5.0 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the consolidated balance sheet.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
	Revenue		Revenue		Revenue		Revenue
Revenue by geography:
North America	$5,271	38%	$4,650	16%	$10,315	33%	$13,903	30%
Asia Pacific	5,255	39%	20,150	71%	14,761	47%	25,774	57%
Europe, Middle East and Africa	3,070	23%	3,586	13%	6,246	20%	5,740	13%
Total	$13,596	100%	$28,386	100%	$31,322	100%	$45,417	100%
Revenue by products and services:
Products	$11,970	88%	$11,427	40%	$22,563	72%	$27,849	61%
License and services	1,626	12%	16,959	60%	8,759	28%	17,568	39%
Total	$13,596	100%	$28,386	100%	$31,322	100%	$45,417	100%
Revenue by timing of recognition:
Goods transferred at a point in time	$12,272	90%	$28,198	99%	$28,942	92%	$44,922	99%
Goods and services transferred over time	1,324	10%	188	1%	2,380	8%	495	1%
Total	$13,596	100%	$28,386	100%	$31,322	100%	$45,417	100%

In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2023, and thereafter, will make product sales royalty payments through February 2030. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. The Company recorded license revenue of $0.9 million and $7.3 million, respectively, related to these patent cross-license agreements for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company recorded $3.5 million and $3.4 million, respectively, in current deferred revenue, and $13.0 million and $13.7 million, respectively, in long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of

June 30, 2021 and December 31, 2020, the Company also recorded $13.7 million and $11.3 million, respectively, of contract assets related to these patent cross-license agreements.

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
Contract assets and contract liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Contract assets, current
Unbilled accounts receivable	$3,313	$2,813
Contract assets, long-term
Unbilled accounts receivable	10,378	8,440
Total contract assets	$13,691	$11,253

Contract liabilities, current
Deferred revenue, current	$8,573	$7,143
Customer advance payment	163	180
Total	8,736	7,323
Contract liabilities, long-term
Deferred revenue, long-term	13,583	14,732
Total contract liabilities	$22,319	$22,055

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Six Months Ended June 30,
	2021	2020
Contract assets:
Beginning balance	$11,253	$—
Transferred to receivables from contract assets recognized at the beginning of the period	(2,813)	—
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	5,251	8,439
Ending balance	$13,691	$8,439
Contract liabilities:
Beginning balance	$22,055	$19,164
Revenue recognized that was included in the contract liabilities beginning balance	(5,972)	(750)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	6,236	18,231
Customer deposits reclassified to refund liabilities	—	(6,083)
Ending balance	$22,319	$30,562

During the six months ended June 30, 2020, the Company reclassified customer deposit of $6.1 million to refund liabilities and refunded the entire amount to a customer.

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$41,270	$—	$—	$41,270
Total cash equivalents	41,270	—	—	41,270
Short-term investments:
Commercial paper	—	164,651	—	164,651
Corporate debt securities	—	112,895	—	112,895
Total short-term investments	—	277,546	—	277,546
Total assets measured at fair value	$41,270	$277,546	$—	$318,816

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$74,107	$—	$—	$74,107
Treasury bill and U.S. government and agency securities	19,999	—	—	19,999
Corporate debt securities	—	2,003	—	2,003
Commercial paper	—	33,295	—	33,295
Total cash equivalents	94,106	35,298	—	129,404
Short-term investments:
Commercial paper	—	122,265	—	122,265
Corporate debt securities	—	23,371	—	23,371
Total short-term investments	—	145,636	—	145,636
Total assets measured at fair value	$94,106	$180,934	$—	$275,040

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

Note 5. Balance Sheet Components

Accounts Receivables, Net
Accounts receivables, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$12,773	$14,855
Allowance for doubtful accounts	(3,300)	(876)
Accounts receivable, net	$9,473	$13,979

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$5,539	$6,876
Work-in-process	2,960	4,347
Finished goods	8,176	6,909
Total inventories	$16,675	$18,132

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid expenses and deposits	$3,927	$5,698
Due from contract manufacturers and vendors	1,504	2,944
Prepaid taxes	58	1,612
Contract assets	3,313	2,813
Receivable from warrant exercises	—	9,074
Other	1,429	178
Total prepaid and other current assets	$10,231	$22,319

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$33,884	$32,688
Leasehold improvements	5,921	5,905
Furniture and fixtures	1,481	1,479
Vehicles	360	360
Software	1,360	1,357
Assets under construction	976	641
	43,982	42,430
Less: accumulated depreciation and amortization	(29,330)	(25,625)
Property, plant and equipment, net	$14,652	$16,805

Finance lease equipment	$888	$888
Less: accumulated depreciation	(470)	(381)
Finance lease equipment, net	$418	$507

The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization on property, plant and equipment	$1,964	$1,984	$3,921	$4,059
Depreciation on finance lease equipment	44	44	89	89

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of June 30, 2021:
Developed technology	$1,200	$766	$434
As of December 31, 2020:
Developed technology	$1,200	$573	$627

Amortization of intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets	$97	$96	$193	$192

Other Assets
Other assets, non-current, consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Operating lease ROU assets	$18,254	$—
Notes receivable	750	—
Other	931	937
Total other assets	$19,935	$937

In May 2021, the Company entered into a convertible note receivable agreement (the Note) with a borrower wherein Velodyne agreed to lend $750,000 at an interest rate of 0% per annum as a nonrecourse investment. The Note is convertible into equity at the election of the borrower or the Company upon occurrence of certain new financing or corporate transactions. The maturity date of the Note is May 11, 2024.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll expenses	$8,812	$11,877
Accrued manufacturing costs	1,849	8,003
Accrued transaction costs	5,000	25,057
Accrued professional and consulting fees	2,519	965
Accrued warranty costs	1,153	2,204
Accrued taxes	1,000	1,074
Lease liabilities	2,819	—
Legal proceedings accrual	800	75
Other	1,328	1,094
Total accrued expense and other current liabilities	$25,280	$50,349

Long-Term Liabilities
Long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
PPP Loan	$—	$10,000
Contract liabilities, long-term	13,583	14,732
Lease liabilities, long-term	16,380	—
Other	415	1,195
Total long-term liabilities	$30,378	$25,927

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

Lease cost, which consisted primarily of operating lease cost, was $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2021. Under ASC 840, the previous lease standard, total rent expense under operating leases during the three and six months ended June 30, 2020 was $1.1 million and $2.2 million, respectively.

Other information related to leases were as follows (in thousands, except years and percentages):

Six Months Ended
June 30, 2021
Supplemental cash flow information:
Cash paid for operating leases included in operating cash flows	$2,256
ROU assets obtained in exchange for new operating lease liabilities	$340

June 30, 2021
Supplemental balance sheet information:
Other assets	$18,254
Total operating ROU assets	$18,254

Other current liabilities	$2,819
Other long-term liabilities	16,380
Total lease liabilities	$19,199

Weighted average remaining lease term (years)	6.30
Weighted average discount rate	6.36%

As of June 30, 2021, maturities of lease liabilities were as follows:

Years Ending December 31,	Finance Leases	Operating Leases
2021 (remaining six months)	$92	$2,102
2022	14	3,466
2023	—	3,358
2024	—	3,459
2025	—	3,563
Thereafter	—	7,450
Total lease payments	106	$23,398
Less amount representing interest	(2)	(4,199)
Present value of lease liabilities	$104	$19,199

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Foreign currency translation loss	$(167)	$(170)
Unrealized loss on investments	(49)	(60)
Total accumulated other comprehensive loss	$(216)	$(230)

During the three and six months ended June 30, 2021 and June 30, 2020, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable
In January 2020, the Company entered into a loan and security agreement with a financial institution (the 2020 Revolving Line), as amended in September 2020, December 2020 and March 2021, which provides a revolving line of credit of $25.0 million, with an option to increase the credit limit up to additional $15.0 million with the bank’s approval. As part of the Revolving Line, there is a letters of credit sub-limit of $5.0 million. The advances under the Revolving Line bear interest at a rate per annum equal to prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. Unused revolving line facility fee is 0.15% per annum of average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if the Company exercises the Incremental Revolving Line option. The Revolving Line is secured by certain assets of the Company. The 2020 Revolving Line expired on February 27, 2021 and was extended to February 26, 2022. The Company had no outstanding borrowings and was in compliance with the financial covenants associated with the facility as of June 30, 2021.
On April 8, 2020, the Company received loan proceeds of $10.0 million under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Paycheck Protection Program (PPP). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable in two years at an interest rate of 1% per annum, with a deferral of interest payments for ten months after the expiration of the 24-week covered period. The Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan and interest on June 30, 2021. The Company recorded a $10.1 million gain from the forgiveness of the PPP loan in other income for the three months ended June 30, 2021.

Note 9. Stockholders’ Equity

Common Stock

On September 30, 2020, Velodyne Lidar’s common stock and warrants began trading on the Nasdaq Global Select Market under the symbol “VLDR” and “VLDRW,” respectively. As discussed in Note 2, Business Combination, the Company has retroactively adjusted the pre-combination common and preferred shares issued and outstanding prior to September 29, 2020 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

The Company is authorized to issue up to 2,250,000,000 shares of common stock, each with a par value of $0.0001 per share. The following summarizes the Company’s common stock outstanding as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Converted pre-combination Velodyne common stock outstanding	89,164,440	101,849,247
Converted pre-combination Velodyne preferred stock outstanding	24,772,759	24,772,759
Graf Founder shares	412,641	2,575,000
Other stockholders	80,877,974	46,715,188
Total common stock issued and outstanding	195,227,814	175,912,194

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2021, no shares of preferred stock were issued and outstanding.

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

	June 30,	December 31,
	2021	2020
Warrants outstanding upon Closing	24,876,512	24,876,512
Warrants exercised to date	18,899,642	9,598,538
Warrants outstanding	5,976,870	15,277,974

Aggregated common shares issuable upon exercise of warrants	18,657,384	18,657,384
Common shares issued upon exercise of warrants	14,174,709	7,198,898
Remaining common shares issuable upon exercise of warrants	4,482,675	11,458,486

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

Note 10. Stock-Based Compensation

2020 Equity Incentive Plans

2020 Equity Plan

In connection with the Business Combination, on September 29, 2020, the Company's stockholders approved the 2020 Equity Plan. The 2020 Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock units (RSUs) and other stock or cash-based awards. The Company initially reserved 27,733,888, approximately 16% of the number of shares of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Equity Plan. The number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by a number equal to the least of (a) 5% of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 Common Shares, or (c) a number of Common Shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 36,738,678 and the remaining shares available for issuance under the 2020 Equity Plan was 17,433,350 as of June 30, 2021.

In January 2021, the Company adopted the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

2020 Employee Stock Purchase Plan

In connection with the Business Combination, on September 29, 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the 2020 ESPP). Under the 2020 ESPP, 3,492,097 authorized but unissued or reacquired shares of common stock were initially reserved for issuance. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of not more than 20 years in an amount equal to the least of (i) 1% of the outstanding shares of our common stock on such date, (ii) 2,500,000 shares of our common stock or (iii) a lesser amount determined by the Compensation Committee or the Board.

The ESPP is implemented by overlapping, twelve-month offering periods and each offering period may contain up to two purchase periods of six months each. At any one time, there may be up to two offering periods under the ESPP. In general, a new twelve-month offering period commences on each June 1st and December 1st of a calendar year.

Common stock may be purchased under the ESPP at a price equal to 85% of the fair market value of our common stock on either the date of purchase or the first day of an offering period, whichever is lower. Eligible employees may elect to withhold up to 15% of their compensation through payroll deductions during an offering period for the purchase of stock. The ESPP contains a reset provision whereby if the price of our common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in a preceding offering period with a higher first day price will be automatically withdrawn from such offering periods and re-enrolled in the new offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering period, resulting in incremental expense to be recognized over the twelve-month period of the new offering.

The ESPP limits the maximum number of shares that may be purchased by any one participant in an offering period to 3,000 shares. In addition, the Internal Revenue Code limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of an offering period. As of June 30, 2021, 5,293,055 shares of common stock were reserved and available for future purchase.

2020 Phantom Stock Incentive Plan

In March 2021, the Board adopted the 2020 Phantom Stock Incentive Plan, which provides for the granting of up to 7,635,000 phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting. Phantom stock unit activity for the six months ended June 30, 2021 was not significant.

Stock Incentive Awards

As of June 30, 2021, the Company has certain equity incentive awards outstanding, which include stock options, RSAs, RSUs and phantom stock units under its stock incentive plans. In the six months ended June 30, 2021, the Company granted RSUs to certain employees and directors pursuant to its 2020 Stock Plan. The RSUs are subject to time-based vesting criteria and vest on a quarterly basis over a four-year period, or 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years.

A summary of stock option activities is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Option:
Options outstanding as of December 31, 2020	597,354	$5.86
Granted	—
Options outstanding as of June 30, 2021	597,354	$5.86	6.80	$2,857
Options exercisable as of June 30, 2021	312,754	$5.97	4.88	$1,460
Options vested and expected to vest as of June 30, 2021	597,354	$5.86	6.80	$2,857

A summary of RSA and RSU activities is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
RSA:
RSAs outstanding as of December 31, 2020	4,183,624	$1.37
Released	(4,183,624)
RSAs outstanding as of June 30, 2021	—

RSU:
RSUs outstanding as of December 31, 2020	11,983,636	$12.43
Granted	2,515,134	$11.96
Released	(8,159,316)	$12.50
Forfeited	(1,098,559)	$12.41
RSUs outstanding as of June 30, 2021	5,240,895	$12.10

PRSU:
PRSUs outstanding as of December 31, 2020	1,101,683	$6.72
Granted	9,141	$1.97
PRSUs outstanding as of June 30, 2021	1,110,824	$6.68

The Company uses primarily the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

Stock-Based Compensation Expense

Prior to the business combination, no compensation expense had been recognized for the RSAs granted under the pre-combination Velodyne's stock incentive plans because the liquidity event vesting condition was not probable of being met. As a result of the Business Combination, on May 18, 2021, the Board waived the liquidity event vesting condition applicable to the pre-combination Velodyne's RSAs. Therefore, the Company's outstanding RSAs vested to the extent the applicable service condition was satisfied as of such date. The vesting of the RSAs resulted in approximately $45.1 million of incremental stock-based compensation expense in the second quarter of 2021.

The Company uses the Black-Scholes option pricing model to determine the fair value of purchase rights issued under the ESPP. The computation of the expected volatility assumption is based on a weighting of historical and implied volatilities. The risk-free interest rate for the period within the expected term is based on the U.S. Treasury yield curve for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because the Company has not historically paid and currently does not expect to pay dividends in the foreseeable future. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model were as follows:

Six Months Ended June 30, 2021
Weighted average grant date fair value of purchase rights issued under ESPP	$4.59
Expected term, in years	0.75
Expected volatility	97.90%
Risk-free interest rate	4%
Expected dividend yield	0.00%

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$431	$—	$967	$—
Research and development	2,754	21	7,664	21
Sales and marketing	41,616	—	43,602	—
General and administrative	8,404	—	12,502	135
Total stock-based compensation expense	$53,205	$21	$64,735	$156

The Company recognizes forfeitures as they occur. As of June 30, 2021, unrecognized compensation cost related to RSUs, ESPP and stock options was $62.2 million, $1.5 million and $0.6 million, respectively, which was expected to be recognized over a weighted average period of 2.66 years, 0.66 years and 2.43 years, respectively.

Phantom stock units are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock units was not significant at June 30, 2021.

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

Warrants to purchase 24,876,512 shares of common stock at $11.50 per share were issued during Graf’s initial public offering. As of June 30, 2021, there were 18,899,642 warrants exercised and 14,174,709 shares of common stocks issued under warrant exercises. The 5,976,870 outstanding warrants were excluded from the basic and diluted net loss per share as they were anti-dilutive given the Company had a net loss for all periods presented.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2021	2020
Stock options	597	597
RSAs	—	4,184
RSUs (non-vested)	6,060	12,074
Total	6,657	16,855

Note 12. Retirement Plan
The Company has a 401(k) savings and profit-sharing plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (IRS). The Company matches 25% of employees’ eligible contributions. The Company’s matching contributions were $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2021, and $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2020.

Note 13. Restructuring
In March 2020, the Company initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in its California locations, which was completed in 2020. The purposes of this plan were to align resource requirements with the Company’s initiatives to lower the Company’s cost structure and to increase its production capacity by outsourcing a majority of its manufacturing activities. The Company’s restructuring expenses incurred primarily related to employee termination costs. The Company incurred restructuring costs of $1.0 million for the six months ended June 30, 2020.

Note 14. Income Taxes

The following table summarizes the Company's loss before income taxes and provision for (benefit from) income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss before income taxes	$(78,898)	$(9,710)	$(119,419)	$(39,772)
Provision for (benefit from) income taxes	339	17	635	(6,660)
Effective tax rate	(0.4)%	(0.2)%	(0.5)%	16.7%

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

The Company is subject to income taxes in the United States, China and Germany. The Company’s effective tax rate changed from 16.7% in the six months ended June 30, 2020 to (0.5)% in the six months ended June 30, 2021. This change was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the CARES Act in the first quarter of 2021.

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In May 2020, the Company received a $7.1 million tax refund related to the carryback of a portion of its 2019 net operating losses to 2017. As of December 31, 2020, the Company had $173.5 million of U.S. federal and $105.5 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2040 for state tax purposes. Based on the Company’s analysis, the relief provisions will not have additional material impact on its 2021 consolidated financial statements.

Note 15. Commitments and Contingencies

Purchase and Other Commitments
The following table summarizes contractual obligations and commitments as of June 30, 2021 (in thousands):

Years Ending December 31,	Purchase Commitments	Other Contractual Commitments
2021 (remaining six months)	$28,358	$1,127
2022	—	797
2023	—	51
Total	$28,358	$1,975

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
Changes in the Company’s accrued warranty liability, which is included as a component of other accrued expenses was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance as of the beginning of the period	$2,204	$4,322
Warranty provision	898	2,918
Consumption	(649)	(940)
Changes in provision estimates	(1,300)	(3,104)
Balance as of the end of the period	$1,153	$3,196

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

Arbitration Proceeding Against David Hall

On June 9, 2021, the Company initiated an arbitration proceeding against David Hall, alleging breach of contract and misappropriation of the Company’s confidential, proprietary, and trade secret information. To protect its intellectual property and in aid of the arbitration process, on July 2, 2021 the Company filed an application with the Santa Clara County Superior Court for a temporary restraining order and preliminary injunction to prohibit Mr. Hall from any further copying, disclosure or use of the Company’s intellectual property and to require him to return all such property to the Company. The parties engaged in a preliminary conference on August 4, 2021, and the arbitrator set a hearing date of September 2, 2021 for a hearing on the Company’s motion for preliminary injunctive relief.

Discrimination Proceeding by Marta Hall

On August 2, 2021, the Company received a Charge of Discrimination dated July 27, 2021, indicating that former Chief Marketing Officer, Marta Hall, has filed a charge of employment discrimination under Title VII of the Civil Rights Act, alleging sexual discrimination and retaliation. The Charge indicates that there is no action required by the Company at this time and that Ms. Hall needs to submit a perfected charge, containing a description of the underlying facts giving rise to her claim, and then the Company will need to respond in writing to the claims.

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

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (PTAB) in November 2017, challenging all claims of the ‘558 patent that we asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief was filed on January 22, 2021. The Company’s responsive appeal brief was filed on April 2, 2021. Quanergy filed its reply brief on April 23, 2021. The Federal Circuit held oral arguments on the appeal on July 7, 2021. The Company believes the allegations in the actions are without merit, and intends to defend the actions vigorously.

Criterion ITC Litigation

In July 2021, Criterion Technology, Inc. (Criterion) filed complaints against the Company and one of its suppliers in the International Trade Commission (ITC) and Northern District of California. The complaints allege claims of trade secret misappropriation, breach of contract, and unfair business practices under federal and California law. Criterion’s claims are directed to optical enclosures in Lidar products. Both litigations are in their early stages. The ITC investigation was instituted on August 4, 2021. The Company believes the allegations in the actions are without merit and intends to defend the actions vigorously.

Employment Matters

On June 8, 2020, a former employee filed a class action lawsuit in the Santa Clara County Superior Court of the State of California. The complaint alleges that, among other things, the Company failed to pay minimum and overtime wages, final wages at termination, and other claims based on meal periods and rest breaks. The plaintiff is bringing this lawsuit on behalf of herself and other similarly situated plaintiffs who have not been identified and is seeking to certify the action as a class action. The plaintiff has now filed a First Amended Complaint that adds a claim pursuant to California’s Private Attorneys General Act. The First Amended Complaint does not specify the amount the plaintiff seeks to recover. Velodyne’s response to the First Amended Complaint was filed on November 16, 2020 and the parties are in the process of beginning discovery concerning class certification issues. On August 5, 2021, the parties reached a tentative settlement, subject to court approval, whereby the Company will pay $0.8 million.

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects. The complaint alleges that purported class members have suffered losses. The complaint seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations, controls and prospects and seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint is scheduled to be filed by September 1, 2021. The Company believes the allegations in the actions are without merit, and intends to defend the actions vigorously.

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

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of June 30, 2021, other than the $0.8 million litigation accrual related to the employment matter, the Company has not recorded any significant accrual for loss contingencies associated with such legal claims or litigation discussed above.

Note 16. Segment, Geographic and Customer Concentration Information
The Company conducts its business in one operating segment that develops and produces Lidar sensors for use in industrial, 3D mapping, drones and auto applications. The Company’s Chief Executive Officer (CEO), or the Office of CEO, is the chief operating decision maker (CODM). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by region was as follows (dollar amount in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by region:
North America	$5,271	$4,650	$10,315	$13,903
Asia Pacific	5,255	20,150	14,761	25,774
Europe, Middle East and Africa	3,070	3,586	6,246	5,740
Total	$13,596	$28,386	$31,322	$45,417
% of Revenue by region:
North America	38%	16%	33%	30%
Asia Pacific	39%	71%	47%	57%
Europe, Middle East and Africa	23%	13%	20%	13%
Total	100%	100%	100%	100%

Revenue by countries and customers accounted for more than 10% of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Countries over 10% of revenue:
U.S.	37%	15%	31%	21%
China	24%	65%	36%	46%
Sweden	15%	*	14%	*
Number of customers accounted for over 10% of revenue:	1	1	2	1
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States as of June 30, 2021 and December 31, 2020.

Note 17. Related Party Transactions
Certain holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for these holders were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Stockholder A	$44	$35	$83	$278
Stockholder B(1)	*	—	*	3,544
Stockholder C	—	439	—	439

	June 30,	December 31,
	2021	2020
Accounts receivable:
Stockholder B(1)	*	3,085

(1) Stockholder B sold all its shares of the Company’s common stock in the fourth quarter of 2020.

In April 2019, the Company entered into a manufacturing agreement with one of its Series B Preferred Stockholders (Stockholder D), and the Company has one product that is currently being manufactured by Stockholder D. As of June 30, 2021 and December 31, 2020, the Company had zero  and $6.3 million, respectively, of payable and accrued purchases and $0.2 million and $15.0 million, respectively, of outstanding purchase commitments for products with this stockholder. The Company procures equipment, materials and components for Stockholder D to build the product and had $0.1 million and $1.5 million, respectively, of receivables from this stockholder which was included in other current assets as of June 30, 2021 and December 31, 2020. The Company also loaned to Stockholder D manufacturing equipment with a net book value of $0.4 million and $0.4 million, respectively, as of June 30, 2021 and December 31, 2020, which was included in the Company’s balance sheet within property, plant and equipment, net.

The Company rents its corporate headquarters facility in San Jose, California from a company owned by one of its former officers. In May 2021, the building was sold to a third-party but the lease terms remain unchanged. The lease was executed in January 2017 and expires in December 2027, as amended. Lease cost or rent expense under this lease was $0.6 million and $1.4 million, respectively, for the two and five months ended May 31, 2021, and $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2020.

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

We also license our technology and provide development services to customers and business partners. Of the more than 300 customers that purchased smart vision solutions from us and our distributors in the last two fiscal years, approximately 200 are using our smart vision solutions for non-automotive applications. For the six months ended June 30, 2021, we generated over half of our revenue from sales to customers deploying our smart vision solutions in non-automotive applications. In addition, we are transitioning from field programmable gate arrays to ASICs in order to further improve performance of our products, lower costs and reduce reliance on any key suppliers.

Impact of COVID-19

The extensive impact of the pandemic caused by the novel coronavirus (COVID-19) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. We witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we continued to experience disruptions to our business due to the COVID-19 pandemic during the first six months of 2021.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect our business in several ways.

•Operations and supply chain. As a result of COVID-19, we experienced some production delays during the first six months of 2021 due to travel restrictions to Thailand, the location of one of our key manufacturing partners. The San Jose factory continued to produce the major lidar products to support customer demand, augmented by our contract manufacturing partners. The San Jose factory confirmed several cases of COVID-19 from external exposure. As part of our continuing COVID-19 mitigation efforts, we perform audits of our supply chain and work with key suppliers to proactively mitigate potential supply constraints. Supply chain disruption due to COVID-19 has been minimal, however, the global supply of certain components, especially in the semiconductor space, requires ongoing vigilance as both lead times and prices reflect demand exceeding industry supply, and our plans to transition production from our San Jose factory to our contract manufacturing partners have experienced delays as a result of travel restrictions.

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

•Liquidity, working capital, and the CARES Act. On March 27, 2020, the U.S. government enacted the CARES Act. On April 8, 2020, we received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program to help us offset delays in production and customer purchases. We filed a request for PPP loan forgiveness, and the approval was granted on June 30, 2021.

See Item 1A: “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.

Factors Affecting Our Performance

Design wins. We are developing our smart vision solutions as a key enabling technology for OEMs in automotive and other applications. Because our solutions must be integrated into a broader platform by the OEM, it is critical that we achieve design wins with these customers. The time necessary to achieve design wins varies based on the market and application. The design cycle in the automotive market tends to be substantially longer and more onerous than in other markets. Even within the automotive market, achieving a design win with an automotive OEM takes considerably longer than a design cycle for an aftermarket application. We consider design wins to be critical to our future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our future financial performance.

Pricing, product cost and margins. Our pricing and margins will depend on the volumes and the features of the solutions we provide to our customers. To date, most of our revenue has been generated by selling our smart vision solutions that have cost less for us to manufacture and that incorporate new features. In general, solutions incorporated into development-phase products require more complex configurations, have higher prices and higher gross margins. As our markets reach maturity and commercialization, we expect prices and margins will generally decrease. Our commercial-stage customers will require that our smart vision solutions be manufactured and sold at per-unit prices that enable mass market adoption. To meet the technological and pricing needs of customers reaching commercial scale, we are making significant investments in new solutions for both cost improvements and new features. Our ability to compete in key markets will depend on the success of these investments and our efforts to efficiently and reliably produce cost-effective smart vision solutions for our commercial-stage customers. We have customers with technologies in various stages of development. We anticipate that our prices will vary by market and application due to market-specific supply and demand dynamics and product lifecycles.

Commercialization of lidar-based applications. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phase may have purchased their requirements of our products in earlier periods and we do not expect them begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. We expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly basis for the foreseeable future as our customers continue research and development projects and begin to commercialize autonomous solutions that rely on lidar technology. As more customers reach the commercialization phase and as the market for lidar solutions matures, these fluctuations in our operating results may become less pronounced. However, in the near term, our revenue may not grow as we expect until more customers commercialize their products.

End market demand. We sell our products to customers in a number of end markets. We believe our entry into new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand the end markets we serve, we anticipate that sales to a limited number of end markets will continue to account for a significant portion of our total revenue for the foreseeable future. Success in an end market, or commercialization, is uncertain and may develop differently in each case, with unique pricing, volume and cost dynamics. Additionally, as production scales in order to meet the demands of commercialization, pricing pressure increases and the amount of that pressure is expected to vary by market.

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

Continued investment and innovation. We believe that we are the industry-leading lidar provider with proven designs, extensive product offerings and advanced manufacturing capabilities. Our financial performance is significantly dependent on our ability to maintain this leading position. This is further dependent on the investments we make in research and development. We must continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products and generate active market demand for our products. If we fail to do this, our leading market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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

Gross Profit and Gross Margin

Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing, including our desire to broaden customer adoption of lidar across multiple industries and markets; product mix changes between established products and new products and licenses; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume; and product support obligations. Additionally, we believe our transition to an outsourced manufacturing model will favorably impact our gross profit over time. Our gross margin varies by product. In addition, our license revenue has lower cost, and therefore it contributes to higher gross margin. We expect our gross margins to fluctuate over time, depending on the factors described above.

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

Stock-Based Compensation

Stock-based compensation expense primarily related to our RSUs, RSAs, stock options and Employee Stock Purchase Plan (ESPP). Compensation expense related to RSUs and RSAs granted under the pre-combination Velodyne’s stock incentive plans remained unrecognized until the liquidity event vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was satisfied. The liquidity-event vesting condition was not satisfied upon the completion of the Business Combination. However, the Board waived such condition applicable to the pre-combination Velodyne RSUs and RSAs on October 30, 2020 and May 18, 2021, respectively, in order to provide the holders of such awards with the treatment that they would have received if the pre-combination Velodyne had completed an initial public offering. As a result of these determinations, our outstanding RSUs and RSAs vested to the extent the applicable service condition was satisfied as of such date. The vesting of these outstanding RSUs and RSAs resulted in approximately $77.5 million and $45.1 million, respectively, of incremental stock-based compensation expense in the fourth quarter of 2020 and second quarter of 2021, respectively.

Interest Income and Expense

Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Interest expense consists primarily of interest on our equipment capital leases and credit facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. Dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue. For the three and six months ended June 30, 2021, we recorded a $10.1 million gain from forgiveness of our PPP loan and related interest in other income.

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

During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For emerging growth companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt the new standard in the first quarter of 2023 and are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus. The following table sets forth our consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Product	$11,970	$11,427	$22,563	$27,849
License and services	1,626	16,959	8,759	17,568
Total revenue	13,596	28,386	31,322	45,417
Cost of revenue:
Product(1)	19,210	14,419	34,839	29,545
License and services	170	81	349	384
Total cost of revenue(1)	19,380	14,500	35,188	29,929
Gross profit (loss)	(5,784)	13,886	(3,866)	15,488
Operating expenses(1):
Research and Development	17,009	14,591	35,387	29,118
Sales and Marketing	47,176	3,373	54,251	8,672
General and administrative	19,133	5,630	36,169	16,363
Restructuring	—	(3)	—	1,043
Total operating expense	83,318	23,591	125,807	55,196
Operating loss	(89,102)	(9,705)	(129,673)	(39,708)
Interest income	109	5	212	117
Interest expenses	(41)	(32)	(77)	(38)
Other income (expense), net	10,136	22	10,119	(143)
Loss before income taxes	(78,898)	(9,710)	(119,419)	(39,772)
Provision for (benefit from) income taxes	339	17	635	(6,660)
Net loss	$(79,237)	$(9,727)	$(120,054)	$(33,112)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product	88%	40%	72%	61%
License and services	12	60	28	39
Total revenue	100	100	100	100
Cost of revenue:
Product	141	51	111	65
License and services	1	—	1	1
Total cost of revenue	143	51	112	66
Gross profit (loss)	(43)	49	(12)	34
Operating expenses:
Research and Development	125	51	113	64
Sales and Marketing	347	12	173	19
General and administrative	141	20	115	36
Restructuring	—	—	—	2
Total operating expense	613	83	401	122
Operating loss	(655)	(34)	(414)	(88)
Interest income	1	—	1	—
Interest expenses	—	—	—	—
Other income (expense), net	75	—	32	—
Loss before income taxes	(580)	(34)	(381)	(88)
Provision for (benefit from) income taxes	2	—	2	(15)
Net loss	(582)%	(34)%	(383)%	(73)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$431	$—	$967	$—
Research and Development	2,754	—	7,664	21
Sales and Marketing	41,616	—	43,602	—
General and administrative	8,404	135	12,502	135
Total stock-based compensation expense	$53,205	$135	$64,735	$156

Prior to the Business Combination, compensation expense related to RSAs and RSUs granted under the pre-combination Velodyne’s stock incentive plans remained unrecognized because the performance vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was not probable of being met. As a result of the Business Combination, the Board waived the liquidity event vesting condition applicable to the pre-combination Velodyne's RSUs and RSAs, respectively, on October 30, 2020 and May 18, 2021. Therefore, our outstanding RSUs vested to the extent the applicable service condition was satisfied as of such dates. The vesting of these outstanding RSUs and RSAs resulted in approximately $77.5 million and $45.1 million, respectively, of incremental stock-based compensation expense in the fourth quarter of 2020 and second quarter of 2021.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Revenue:
Products	$11,970	$11,427	$543	5%
License and services	1,626	16,959	(15,333)	(90)
Total	$13,596	$28,386	$(14,790)	(52)
Revenue by geographic location:
North America	$5,271	$4,650	$621	13%
Asia and Pacific	5,255	20,150	(14,895)	(74)
Europe, Middle East and Africa	3,070	3,586	(516)	(14)
Total	$13,596	$28,386	$(14,790)	(52)

	Six Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Revenue:
Products	$22,563	$27,849	$(5,286)	(19)%
License and services	8,759	17,568	(8,809)	(50)
Total	$31,322	$45,417	$(14,095)	(31)
Revenue by geographic location:
North America	$10,315	$13,903	$(3,588)	(26)%
Asia and Pacific	14,761	25,774	(11,013)	(43)
Europe, Middle East and Africa	6,246	5,740	506	9
Total	$31,322	$45,417	$(14,095)	(31)

Total revenue decreased by $14.8 million, or 52%, to $13.6 million for the three months ended June 30, 2021 from $28.4 million for the three months ended June 30, 2020. The $0.5 million increase in product revenue reflected increase in product shipment offset by decrease in product price. The $15.3 million decrease in license and service revenue was primarily driven by our patent cross license agreements.

The $0.6 million increase in North America revenue for the three months ended June 30, 2021 was due to an increase of $2.4 million in volume of sensors sold partially offset by a decrease of $1.6 million related to reduction of average selling price of units sold, and a decrease of $0.5 million as a result of the mix of units sold. The $14.9 million decrease in Asia-Pacific revenue was primarily due to a $15.7 million decrease in license revenue from our patent cross license agreements, an increase of approximately $1.8 million related to mix of units sold and an increase of $1.9 million in volume, partially offset by a decrease of approximately $3.0 million due to reduction of average selling price of units sold. The $0.5 million decrease in Europe, Middle East and Africa revenue was due to a decrease of $3.0 million due to reduction of average selling price and a decrease of $0.4 million as a result of the mix of units sold, partially offset by an increase of $2.8 million related to volume.

Total revenue decreased by $14.1 million, or 31%, to $31.3 million for the six months ended June 30, 2021 from $45.4 million for the six months ended June 30, 2020. The $5.3 million decrease in product revenue reflected a decrease of $14.4 million related to reduction in average selling price for lidar sensors, partially offset by an increase of $8.5 million in volume and an increase of approximately $0.8 million related to the mix of sensors sold. The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. The reduction in average selling price reflected our continued objective to drive additional adoption of our smart vision solutions in multiple end markets. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $8.8 million decrease in license and service revenue was primarily driven by license revenue from the patent cross-license agreements entered into during the second and third quarter of 2020.

The $3.6 million decrease in North America revenue for the six months ended June 30, 2021 was due to a decrease of $2.7 million related to reduction of average selling price of units sold, a decrease of $4.3 million as a result of the mix of units sold, partially offset by an increase of $3.3 million in volume. The $11.0 million decrease in Asia-Pacific revenue was primarily due to a $9.3 million decrease in license revenue from our patent cross license agreements, an increase of approximately $4.1 million related to mix of units sold, partially offset by a decrease of approximately $5.9 million due to reduction of average selling price of units sold. The $0.5 million increase in Europe, Middle East and Africa revenue was due to a decrease of $5.8 million due to reduction of average selling price, partially offset by an increase of $5.2 million related to volume and a $1.0 million increase related to the mix of sensors sold.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Cost of revenue:
Product	$19,210	$14,419	$4,791	33%
License and services	170	81	89	110%
Total cost of revenue	$19,380	$14,500	$4,880	34%
Gross margin	(43)%	49%

	Six Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Cost of revenue:
Product	$34,839	$29,545	$5,294	18%
License and services	349	384	(35)	(9)%
Total cost of revenue	$35,188	$29,929	$5,259	18%
Gross margin	(12)%	34%

Cost of revenue increased by $4.9 million, or 34%, to $19.4 million for the three months ended June 30, 2021 from $14.5 million for the three months ended June 30, 2020. The $4.8 million product cost increase reflects $5.9 million related to the increase in volume and mix of sensors sold and $0.4 million in additional stock-based compensation, partially offset by cost savings as a result of our transition to contract manufacturers.

Cost of revenue increased by $5.3 million, or 18%, to $35.2 million for the six months ended June 30, 2021 from $29.9 million for the six months ended June 30, 2020. The $5.3 million product cost increase was primarily driven by increases of $9.0 million related to volume and mix of units sold, and an increase of $1.0 million in stock-based compensation, partially offset by cost savings as a result of our transition to contract manufacturers.

Gross margin decreased from 49% and 34%, respectively, for the three and six months ended June 30, 2020 to (43)% and (12)% for the three and six months ended June 30, 2021, primarily reflecting the timing of high margin license and services revenues and reductions in the average selling price for sensors. We expect to decrease manufacturing labor and overhead costs as we outsource production to our contract manufacturing partners, with the objective of reducing the per unit cost of revenue.

Operating Expenses

	Three Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Research and development	$17,009	$14,591	$2,418	17%
Sales and marketing	47,176	3,373	43,803	1,299
General and administrative	19,133	5,630	13,503	240
Restructuring	—	(3)	3	(100)
Total operating expenses	$83,318	$23,591	$59,727	253

	Six Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Research and development	$35,387	$29,118	$6,269	22%
Sales and marketing	54,251	8,672	45,579	526
General and administrative	36,169	16,363	19,806	121
Restructuring	—	1,043	(1,043)	(100)
Total operating expenses	$125,807	$55,196	$70,611	128

Research and Development

Research and development expenses increased by $2.4 million, or 17%, to $17.0 million for the three months ended June 30, 2021 from $14.6 million for the three months ended June 30, 2020. The increase was primarily due to increases of $2.8 million in stock-based compensation expense, $0.2 million in depreciation expense, partially offset by decreases of $0.2 million in allocated facility and IT expenses, and $0.8 million in personnel related costs.

Research and development expenses increased by $6.3 million, or 22%, to $35.4 million for the six months ended June 30, 2021 from $29.1 million for the six months ended June 30, 2020. The increase was primarily due to increases of $7.6 million in stock-based compensation expense, $0.3 million in depreciation expense, partially offset by decreases of $0.7 million in allocated facility and IT expenses, $0.4 million in prototype product development costs, $0.2 million in travel expenses, and $1.0 million in personnel related costs.
Sales and Marketing

Sales and marketing expenses increased by $43.8 million, or 1,299%, to $47.2 million for the three months ended June 30, 2021 from $3.4 million for the three months ended June 30, 2020. The increase was primarily attributable to increases of $41.6 million in stock-based compensation expense, $1.2 million in personnel related expense, $0.4 million in evaluation units, $0.2 million in travel expenses and $0.1 million in trade show expenses, partially offset by a decrease of $0.1 million in depreciation expense.

Sales and marketing expenses increased by $45.6 million, or 526%, to $54.3 million for the six months ended June 30, 2021 from $8.7 million for the six months ended June 30, 2020. The increase was primarily attributable to increases of $43.6 million in stock-based compensation expense and $0.4 million in evaluation units, partially offset by decreases of $0.7 million in travel and trade show expenses, $0.1 million in commission expense and $0.1 million in depreciation expense.
General and Administrative

General and administrative expenses increased by $13.5 million, or 240%, to $19.1 million for the three months ended June 30, 2021 from $5.6 million for the three months ended June 30, 2020. The increase was primarily attributable to increases of $8.3 million in stock-based compensation expense, $0.8 million in accrued litigation settlements, $0.8 million in personnel-related costs, $0.8 million in legal expenses, $1.0 million in professional services and $0.5 million in bad debt expense.

General and administrative expenses increased by $19.8 million, or 121%, to $36.2 million for the six months ended June 30, 2021 from $16.4 million for the six months ended June 30, 2020. The increase was primarily attributable to increases of $12.4 million in stock-based compensation expense, $2.4 million in personnel-related costs, $2.0 million in professional services and $1.9 million in bad debt expense, partially offset by $2.5 million decrease in legal expenses.

For the three and six months ended June 30, 2021, general and administrative expenses included $1.4 million and $3.7 million, respectively, in legal and professional expenses in connection with our Audit Committee’s investigation, announced in the first quarter of 2021, into conduct by David Hall, the Company’s former Chairman, and Marta Hall, the Company’s former Chief Marketing Officer and a current director of the Company. The general and administrative expenses for the three and six months ended June 30, 2021 also included a litigation settlement accrual of $0.8 million related to employee matters. The amount was lower than the Company’s original estimate and resulted in higher general and administrative expenses and net loss as reported in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 in its Current Report on Form 8-K filed with the SEC on August 5, 2021.

Restructuring
In March 2020, we initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in our California locations. The plan included a reduction in our workforce and has been completed in 2020. As a result of the restructuring program, we incurred restructuring charges totaling $1.0 million for the six months ended June 30, 2020, primarily related to employee severance related costs.

Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Interest income	$109	$5	$104	2,080%
Interest expense	(41)	(32)	(9)	28
Other income, net	10,136	22	10,114	45,973

	Six Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Interest income	$212	$117	$95	81%
Interest expense	(77)	(38)	(39)	103
Other income (expense), net	10,119	(143)	10,262	(7,176)
Interest income was primarily related to our short-term investments and was insignificant for the three and six months ended June 30, 2021 and 2020.

Interest expense was primarily related to our capital leases and was insignificant for the three and six months ended June 30, 2021 and 2020.

Other income, net for the three and six months ended June 30, 2021 was primarily related to the $10.1 million gain from forgiveness of our PPP loan and related interest under the Coronavirus Aid, Relief, and Economics Security Act (the CARES Act). Other changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the three and six months ended June 30, 2021 and 2020.

Income Taxes

	Three Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Loss before income taxes	$(78,898)	$(9,710)	$(69,188)	713%
Provision for income taxes	339	17	322	1,894%
Effective tax rate	(0.4)%	(0.2)%

	Six Months Ended June 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Loss before income taxes	$(119,419)	$(39,772)	$(79,647)	200%
Provision for (benefit from) income taxes	635	(6,660)	7,295	(110)%
Effective tax rate	(0.5)%	16.7%

We are subject to income taxes in the United States, China and Germany. Our effective tax rate changed from (0.2)% and 16.7%, respectively, in the three and six months ended June 30, 2020 to (0.4)% and (0.5)%, respectively, in the three and six months ended June 30, 2021. The change for the six-month period was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance in the first quarter of 2021 associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In May 2020, we received a $7.1 million tax refund related to the carryback of a portion of our 2019 net operating losses to 2017. As of December 31, 2020, we had $173.5 million of U.S. federal and $105.5 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2040 for state tax purposes. Based on our analysis, the relief provisions will not have additional material impact on our 2021 consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash, cash equivalents and short-term investments totaling $353.6 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the Business Combination, PIPE offering and private placements of the pre-combination Velodyne convertible preferred stock. As of June 30, 2021, we received $247.0 million in net proceeds from the Business Combination and PIPE offering on September 29, 2020 and $163.0 million in net proceeds from the exercises of our public warrants.

In January 2020, we entered into a loan and security agreement with a financial institution which provides a $25.0 million revolving line of credit (the “2020 Revolving Line”), as amended in September 2020, December 2020 and March 2021, with an option to increase the credit limit up to an additional $15.0 million with the bank’s approval (Incremental Revolving Line). As part of the 2020 Revolving Line, there is a letter of credit sublimit of $5.0 million. The advances under the 2020 Revolving Line bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if we exercise the Incremental Revolving Line option. The revolving line of credit is secured by certain of our assets. The 2020 Revolving Line matured on February 27, 2021 and was extended to February 26, 2022. There were no outstanding borrowings under the 2020 Revolving Line as of June 30, 2021.

On April 8, 2020, we received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program (“PPP”). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of interest payments for ten months after the expiration of the 24-week covered period. We filed for the forgiveness of the PPP loan and were approved for forgiveness of such loan and interest on June 30, 2021.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $434.2 million as of June 30, 2021. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in smart vision technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition be adversely affected.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(62,789)	$(52,545)
Investing activities	(134,962)	477
Financing activities	69,202	28,723

Operating Activities

During the six months ended June 30, 2021, operating activities used $62.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $120.1 million, impacted by our non-cash charges of $63.2 million primarily consisting of stock-based compensation of $64.7 million, depreciation and amortization of $4.1 million, provision for doubtful accounts of $2.4 million, reduction in carrying amount of the ROU assets of $1.5 million and gain on extinguishment of debt of $10.1 million. The cash used in changes in our operating assets and liabilities of $13.3 million was primarily due to an increase of $2.4 million in contract assets, a decrease of $1.7 million in accounts payable and a decrease of $9.2 million in accrued expenses and other liabilities due to timing of payments. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $7.3 million which primarily consists of a decrease of $3.5 million in prepaid expenses, a decrease of $1.5 million in inventory due to decreased sales volume of certain products, a decrease of $2.1 million in accounts receivable and an increase of $0.3 million in contract liabilities due to the timing of billings and cash received in advance of revenue.

During the six months ended June 30, 2020, operating activities used $52.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $33.1 million, impacted by our non-cash net expense of $5.0 million primarily consisting of stock-based compensation of $0.2 million, depreciation and amortization of $4.2 million and provision for doubtful accounts of $0.5 million. The cash used in changes in our operating assets and liabilities of $41.9 million which primarily consists of an increase of $23.9 million in accounts receivable, an increase of $8.4 million in unbilled receivables from a licensing arrangement with a customer, and a decrease of $9.5 million in accrued expenses and other liabilities primarily due to timing of payments. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $17.4 million was primarily due to an increase of $11.4 million in contract liabilities primarily due to billings in excess of revenue recognition related to product sales and licensing arrangement, a decrease of

$2.9 million in prepaid and other current assets, a decrease of $2.2 million in inventories due to increased sales volume of certain products, and an increase of $0.6 million in accounts payable.

Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $135.0 million, which was primarily used to purchase short-term investments of $190.4 million, purchase property, plant and equipment of $1.8 million and invest in notes receivable of $0.8 million, partially offset by proceeds from sales and maturities of short-term investments of $57.9 million.

During the six months ended June 30, 2020, cash provided by investing activities was $0.5 million, which was primarily from sales and maturities of short-term investments of $2.2 million, partially offset by cash used to purchase property, plant and equipment of $1.7 million.

Our machinery and equipment is depreciated over a useful life of approximately five years.

Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $69.2 million, consisting primarily of net proceeds of $89.2 million from exercises of public warrants, partially offset by $20.0 million cash paid for transaction costs related to the Business Combination.

During the six months ended June 30, 2020, cash provided by financing activities was $28.7 million consisting primarily of $19.9 million from issuance of preferred stock and proceeds of $10.0 million from the PPP loan, partially offset by $1.2 million cash paid for IPO costs.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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
Interest Rate Risk

As of June 30, 2021, we had cash, cash equivalents, short-term and long-term investments of approximately $353.6 million, which are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief financial officer, who is also our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief financial officer, who is also our principal executive officer, concluded that our disclosure controls and procedures were not effective as of such date because of the material weaknesses in our internal control over financial reporting identified as of December 31, 2020 in connection with our failure to adequately review revenue schedules associated with nonstandard revenue arrangements, and accounting for complex financial instruments such as our working capital warrants.

Remediation Plan and Status

We have implemented the following processes to remediate the identified material weaknesses:

•We have implemented additional supervision and technical accounting review by qualified personnel;
•We have enhanced the review process surrounding the quarterly and annual assessment of the ongoing status of standard and non-standard agreements and schedules;
•We have designed new controls and procedures associated with non-standard agreements and schedules, which requires incremental levels of accounting review; and
•We have engaged additional resources with the relevant experience to strengthen our contract review processes.

While we have made progress to enhance our internal control over financial reporting, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We will continue to devote time and attention to these remedial efforts. Accordingly, the remaining material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2021, we believe that the material weaknesses will be considered fully remediated as of the end of 2021.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For our business to be successful, we need to attract and retain highly qualified key management and technical personnel. Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We had in the past been dependent on David Hall, our former executive chairman. Mr. Hall resigned as executive chairman in January 2021 and as a member of our Board in March 2021. We have been expanding our management team as well as other key areas of our business, including product development. The resignation of Mr. Hall could adversely affect our business as it might make it more difficult to, among other things, compete with other market participants, manage our research and development activities and retain existing customers or cultivate new ones. Furthermore, subsequent to the removal of Mr. Hall as the chair of our Board and these resignations, Mr. Hall has made statements to the press and in a Schedule 13D criticizing our Board and management. Furthermore, on June 9, 2021, we initiated an arbitration proceeding against David Hall, alleging breach of contract and misappropriation of our confidential, proprietary, and trade secret information. To protect our intellectual property and in aid of the arbitration process, on July 2, 2021 we filed an application with the Santa Clara County Superior Court for a temporary restraining order and preliminary injunction to prohibit Mr. Hall from any further copying, disclosure or use of our intellectual property and to require him to return all such property to us. The parties engaged in a preliminary conference on August 4, 2021, and the arbitrator set a hearing date of September 2, 2021 for a hearing on our motion for preliminary injunctive relief. This publicity could make it more difficult for us to attract and retain key personnel. Any actual or perceived uncertainties as to our relationship with Mr. Hall, who holds voting rights with respect to a significant amount of our voting stock, or persons aligned with Mr. Hall, may make it more difficult to attract and retain our qualified personnel and directors.

Our former Chief Executive Officer resigned, effective as of July 30, 2021, and our board of directors established a new “Office of the Chief Executive” reporting to the board of directors to serve the functions of the CEO until such time that we hire a new CEO. We also may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity is not higher than other companies with which we compete for employees, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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
These initiatives may prove more expensive than it currently anticipates, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $120.1 million for the six months ended June 30, 2021, $149.9 million for 2020, $67.2 million for 2019 and $62.3 million for 2018. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Because our sales have been primarily to customers making purchases for research and development projects and our orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future, and our revenue has declined in three consecutive fiscal years. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for research and development, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts or investors. If we do not meet these expectations for any period, the value of our business and our stock price could fluctuate or decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

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

We are transitioning from a manufacturing model in which we primarily manufactured and assembled our products at our California location, to one where we rely on third-party manufacturers in Europe and Asia. We currently have agreements with Fabrinet, Nikon and Veoneer to provide contract manufacturing of certain of our products. We believes the use of third-

party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with new partners, we may lose revenue, incur increased costs and harm our customer relationships.

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

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 41% of our revenue during the six months ended June 30, 2021, 57% and 45% of our revenue during 2020 and 2019, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. Although we currently believe we have the lead in lidar-based systems for the autonomous market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $35.4 million during the six months ended June 30, 2021, $88.1 million and $56.9 million during 2020 and 2019, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the six months ended June 30, 2021, year 2020 and 2019, our top 20 customers represented 79%, 81% and 83% of our revenue, respectively. There were two customers each accounted for more than 10% of our revenue in the six months ended June 30, 2021, year 2020 and 2019. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

Most of the members of our management team have limited experience managing a publicly- traded company, interacting with public company investors, and complying with the increasingly-complex laws pertaining to public companies. Additionally, many members of our management team were recently hired or assumed new roles. Our management team may not successfully or efficiently manage their new roles and responsibilities, our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. In addition, we will need to implement and continue to operationalize many of the policies and controls needed to operate as a public company. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 69% of our revenue during the six months ended June 30, 2021, 66% and 54% of our revenue during 2020 and 2019, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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
•We have designed new controls and procedures associated with non-standard agreements and schedules, which requires incremental levels of accounting review; and
•We have engaged additional resources with the relevant experience to strengthen our contract review processes.

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

We had approximately 195.2 million shares of common stock outstanding as of June 30, 2021, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by the PIPE Investors are also freely tradable. In addition, the shares of common stock issued as merger consideration, will become available for resale following the expiration of any applicable lock-up period, including any early release of such lock-up period. These resales could have the effect of decreasing the price of our common stock, particularly if stockholders or groups of stockholders were to seek to sell large blocks of shares in short periods of time. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale on October 5, 2021, the one year anniversary from the date that we filed the Current Report on Form 8-K following the closing of the Business Combination that included the required Form 10 information that reflects we were no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of June 30, 2021, we had outstanding warrants exercisable for 5,976,870 shares of common stock at $11.50 per share. The shares of our common stock issued upon exercise of our Warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following October 18, 2023, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. Based on our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, we will become a "large accelerated filer" and lose emerging growth status beginning with our Annual Report on Form 10-K for the year ending December 31, 2021.

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

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods we may continue to rely on exemptions from certain corporate governance standards, which limit the presence of independent directors on our Board of Directors or committees of the Board of Directors.

Prior to the filing of this Quarterly Report on Form 10-Q, David Hall controlled the votes of the majority of our common stock. As a result, we were a “controlled company” for purposes of the Nasdaq corporate governance rules and were exempt from certain governance requirements otherwise required by Nasdaq, including requirements:

•that a majority of our Board of Directors consist of independent directors;
•that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. Under the Nasdaq listing requirements, a company that ceases to be a “controlled company” must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees no later than the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company, (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a “controlled company” to comply with the majority independent board requirement. At this time, the majority of our directors are independent, as are a majority of the members of each of our committees. Until we are fully subject to these requirements, however, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

David Hall will have control over key decision making because he holds voting rights with respect to a significant amount of our voting stock.

David Hall, our former chairman and CEO, holds voting rights with respect to an aggregate of approximately 87.6 million shares of common stock, which represented approximately 44.9% of the voting power of our outstanding capital stock as of June 30, 2021. In addition to the approximately 59.5 million shares of common stock currently held by Mr. Hall, which represented approximately 30.5% of the voting power of our capital stock as of June 30, 2021, stockholders holding approximately 28.2 million shares of common stock, including Joseph Culkin, a member of our Board, Marta Hall, a member of our Board, and certain other family members of Mr. Hall, have entered into agreements granting Mr. Hall an irrevocable proxy to vote such stockholders’ shares at Mr. Hall’s discretion on all matters to be voted upon by stockholders. As a stockholder, Mr. Hall is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally and could adversely affect the market price of our common stock.

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

The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of Velodyne as a privately-held company. Based on our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, we will become a “large accelerated filer” and lose our emerging growth company status upon the filing of our Annual Report on Form 10-K for the year ending December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating, or if the remaining material weaknesses have not been remediated or additional material weaknesses have been identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
10.1	Velodyne 2020 Employee Stock Purchase Plan
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL.

(^) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2021	VELODYNE LIDAR, INC.
/s/ Andrew Hamer

Andrew Hamer
Chief Financial Officer and Chair, Office of the Chief Executive
(Principal Executive, Financial and Accounting Officer)