Form 10-Q
period 2021-09-30
Velodyne Lidar, Inc.
filed 2021-11-05
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, the registrant had 196,447,149 shares of common stock, $0.0001 par value per share, outstanding.

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
•the amount and timing of future sales;
•Velodyne’s ability to meet technical and quality specifications;
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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,144	$204,648
Short-term investments	267,395	145,636
Accounts receivable, net	9,576	13,979
Inventories, net	11,860	18,132
Prepaid and other current assets	10,862	22,319
Total current assets	356,837	404,714
Property, plant and equipment, net	14,088	16,805
Goodwill	1,189	1,189
Intangible assets, net	338	627
Contract assets	10,148	8,440
Other assets	19,274	937
Total assets	$401,874	$432,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,325	$7,721
Accrued expense and other current liabilities	32,793	50,349
Contract liabilities	7,609	7,323
Total current liabilities	44,727	65,393
Long-term tax liabilities	563	569
Other long-term liabilities	28,950	25,927
Total liabilities	74,240	91,889
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock	—	—
Common stock	20	18
Additional paid-in capital	816,710	656,717
Accumulated other comprehensive loss	(233)	(230)
Accumulated deficit	(488,863)	(315,682)
Total stockholders’ equity	327,634	340,823
Total liabilities and stockholders’ equity	$401,874	$432,712

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$11,782	$26,099	$34,345	$53,948
License and services	1,278	6,000	10,037	23,568
Total revenue	13,060	32,099	44,382	77,516
Cost of revenue:
Product	17,716	16,482	52,555	46,027
License and services	84	648	433	1,032
Total cost of revenue	17,800	17,130	52,988	47,059
Gross profit (loss)	(4,740)	14,969	(8,606)	30,457
Operating expenses:
Research and development	20,221	10,535	55,608	39,653
Sales and marketing	6,547	4,126	60,798	12,798
General and administrative	23,271	10,579	59,440	26,942
Gain on sale of assets held-for-sale	—	(7,529)	—	(7,529)
Restructuring	—	—	—	1,043
Total operating expenses	50,039	17,711	175,846	72,907
Operating loss	(54,779)	(2,742)	(184,452)	(42,450)
Interest income	109	2	321	119
Interest expense	(6)	(31)	(83)	(69)
Other income (expense), net	(22)	38	10,097	(105)
Loss before income taxes	(54,698)	(2,733)	(174,117)	(42,505)
Provision for (benefit from) income taxes	14	2,562	649	(4,098)
Net loss	$(54,712)	$(5,295)	$(174,766)	$(38,407)
Net loss per share:
Basic and diluted	$(0.28)	$(0.04)	$(0.91)	$(0.28)
Weighted-average shares used in computing net loss per share:
Basic and diluted	196,204,671	140,490,370	192,835,674	139,425,745

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(54,712)	$(5,295)	$(174,766)	$(38,407)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on available for sale securities	(5)	—	6	—
Foreign currency translation adjustments	(12)	39	(9)	5
Total other comprehensive income (loss), net of tax	(17)	39	(3)	5
Comprehensive loss	$(54,729)	$(5,256)	$(174,769)	$(38,402)

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Series A Convertible Preferred Stock (Pre-Combination)		Series B Convertible Preferred Stock (Pre-Combination)		Series B-1 Convertible Preferred Stock (Pre-Combination)		Common Stock (Pre-Combination)		Common Stock (Post-Combination)		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	175,912,194	$18	$656,717	$(230)	$(315,682)	$340,823
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	6,973,882	1	80,199	—	—	80,200
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	6,798,504	—	(37)	—	—	(37)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	11,530	—	—	11,530
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Adjustment for previously issued warrants (Note 9)	—	—	—	—	—	—	—	—	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(40,817)	(40,817)
Balance at March 31, 2021	—	—	—	—	—	—	—	—	189,684,580	19	746,824	(252)	(354,914)	391,677
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	1,929	—	22	—	—	22
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	5,541,305	1	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	53,195	—	—	53,195
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(79,237)	(79,237)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	195,227,814	$20	$800,040	$(216)	$(434,151)	$365,693
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	2,250	—	25	—	—	25
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	692,575	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	16,645	—	—	16,645
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(54,712)	(54,712)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	195,922,639	$20	$816,710	$(233)	$(488,863)	$327,634

	Series A Convertible Preferred Stock (Pre-Combination)		Series B Convertible Preferred Stock (Pre-Combination)		Series B-1 Convertible Preferred Stock (Pre-Combination)		Common Stock (Pre-Combination)		Common Stock (Post-Combination)		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019, as previously reported	8,772,852	$1	1,375,440	$—	1,375,440	$—	34,252,578	$3	—	$—	$240,474	$(216)	$(164,016)	$76,246
Retroactive application of the recapitalization	(8,772,852)	(1)	(1,375,440)	—	(1,375,440)	—	(34,252,578)	(3)	137,911,975	14	(10)	—	—	—
Balance at December 31, 2019, as adjusted	—	—	—	—	—	—	—	—	137,911,975	14	240,464	(216)	(164,016)	76,246
Share-based compensation	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,385)	(23,385)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	137,911,975	14	240,485	(218)	(187,401)	52,880
Issuance of Series B-1 convertible preferred stock at $10.25 per share on April 1, 2020, net of issuance cost of $81	—	—	—	—	—	—	—	—	1,951,219	—	19,919	—	—	19,919
Share-based compensation	—	—	—	—	—	—	—	—	—	—	135	—	—	135
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,727)	(9,727)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	139,863,194	14	260,539	(250)	(197,128)	63,175
Recapitalization transaction, net of transaction cost of $21,902	—	—	—	—	—	—	—	—	29,025,846	3	229,296	—	—	229,299
Repurchase of common stock	—	—	—	—	—	—	—	—	(175,744)	—	—	—	(1,801)	(1,801)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	85	—	—	85
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,295)	(5,295)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	168,713,296	$17	489,920	$(211)	$(204,224)	$285,502

See accompanying notes to unaudited condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(174,766)	$(38,407)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,208	6,342
Reduction in carrying amount of ROU assets	2,288	—
Write-off of deferred IPO costs	—	3,548
Stock-based compensation	81,370	241
Gain on sale of assets held-for-sale	—	(7,529)
Provision for doubtful accounts	2,070	525
Gain from forgiveness of PPP loan	(10,124)	—
Accretion on short-term investments	1,075	—
Other	(27)	74
Changes in operating assets and liabilities:
Accounts receivable, net	2,072	(8,067)
Inventories, net	6,273	3,329
Prepaid and other current assets	2,882	2,510
Contract assets	(2,209)	(8,439)
Other assets	67	358
Accounts payable	(3,352)	3,188
Accrued expenses and other liabilities	(2,323)	(9,812)
Contract liabilities	(1,740)	2,512
Net cash used in operating activities	(90,236)	(49,627)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,213)	(2,197)
Proceeds from sale of assets held-for-sale	—	12,275
Proceeds from sales of short-term investments	12,207	—
Proceeds from maturities of short-term investments	115,223	2,200
Purchase of short-term investments	(249,957)	—
Investment in notes receivable	(750)	—
Net cash provided by (used in) investing activities	(126,490)	12,278
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	19,919
Payment of transaction costs related to Business Combination	(20,005)	248,303
Repurchase of common stock	—	(1,801)
Proceeds from warrant exercises, net of issuance costs of $52	89,270	—
Tax withholding payment for vested equity awards	(37)	—
Cash paid for IPO costs	—	(1,144)
Proceeds from notes payable	—	10,000
Net cash provided by financing activities	69,228	275,277
Effect of exchange rate fluctuations on cash and cash equivalents	(6)	(79)
Net increase (decrease) in cash and cash equivalents	(147,504)	237,849
Beginning cash and cash equivalents	204,648	60,004
Ending cash and cash equivalents	$57,144	$297,853

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$83	$69
Cash paid for (received from) income taxes, net	721	(7,806)
Cash paid for operating leases	3,382	—
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment	$2	$237
ROU assets obtained in exchange for new operating lease liabilities	498	—
Transaction costs included in accounts payable	—	339
Transaction costs included in accrued liabilities	5,000	18,733
Receipt of equity shares from customer in satisfaction of accounts receivable	297	—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for the fair presentation of the company’s financial position, results of operations, comprehensive loss, cash flows and stockholders’ equity for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its amended Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquidity

The Company has funded its operations primarily through the Business Combination, PIPE offering, private placements of the pre-combination Velodyne convertible preferred stock and sales to customers. As of September 30, 2021, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $324.5 million and available borrowing capacity of $25.0 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements for the quarter ended September 30, 2021 were available for issuance.

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

Two customers accounted for 44% of the Company’s accounts receivable as of September 30, 2021. Two customers accounted for a total of 47% of the Company’s accounts receivable as of December 31, 2020. One vendor accounted for 33% and 34%, respectively, of accounts payable as of September 30, 2021 and December 31, 2020.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of September 30, 2021, all leases are classified as operating leases except for certain immaterial equipment finance leases. Operating leases, consisting primarily office leases, are included in other assets, other current liabilities, and other long-term liabilities on the Company's condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

Note 2. Business Combination and Related Transactions
On September 29, 2020, the Company consummated a business combination with the pre-combination Velodyne. Pursuant to ASC 805, for financial accounting and reporting purposes, the pre-combination Velodyne was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the pre-combination Velodyne issuing stock for the net assets of Graf, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of the Company are the historical financial statements of the pre-combination Velodyne. The net assets of Graf were stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with the pre-combination Velodyne's financial statements on the Closing date. The shares and net loss per share for periods prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of September 30, 2021, the Company has $5.0 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the condensed consolidated balance sheet.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
	Revenue		Revenue		Revenue		Revenue
Revenue by geography:
North America	$5,526	43%	$22,081	69%	$15,841	36%	$35,984	46%
Asia Pacific	3,813	29%	4,907	15%	18,574	42%	30,681	40%
Europe, Middle East and Africa	3,721	28%	5,111	16%	9,967	22%	10,851	14%
Total	$13,060	100%	$32,099	100%	$44,382	100%	$77,516	100%
Revenue by products and services:
Products	$11,782	90%	$26,099	81%	$34,345	77%	$53,948	70%
License and services	1,278	10%	6,000	19%	10,037	23%	23,568	30%
Total	$13,060	100%	$32,099	100%	$44,382	100%	$77,516	100%
Revenue by timing of recognition:
Goods transferred at a point in time	$11,738	90%	$31,024	97%	$40,680	92%	$75,946	98%
Goods and services transferred over time	1,322	10%	1,075	3%	3,702	8%	1,570	2%
Total	$13,060	100%	$32,099	100%	$44,382	100%	$77,516	100%

In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2023, and thereafter, will make product sales royalty payments through February 2030. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. The Company recorded license revenue of $0.7 million and $8.0 million, respectively, related to these patent cross-license agreements for the three and nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company recorded $3.5 million and $3.4 million, respectively, in current deferred revenue, and $12.1 million and $13.7 million, respectively, in long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of September 30, 2021 and December 31, 2020, the Company also recorded $13.5 million and $11.3 million, respectively, of contract assets related to these patent cross-license agreements.

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
Contract assets and contract liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Contract assets, current
Unbilled accounts receivable	$3,313	$2,813
Contract assets, long-term
Unbilled accounts receivable	10,148	8,440
Total contract assets	$13,461	$11,253

Contract liabilities, current
Deferred revenue, current	$7,283	$7,143
Customer advance payment	326	180
Total	7,609	7,323
Contract liabilities, long-term
Deferred revenue, long-term	12,706	14,732
Total contract liabilities	$20,315	$22,055

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Nine Months Ended September 30,
	2021	2020
Contract assets:
Beginning balance	$11,253	$—
Transferred to receivables from contract assets recognized at the beginning of the period	(2,813)	—
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	5,021	8,439
Ending balance	$13,461	$8,439
Contract liabilities:
Beginning balance	$22,055	$19,164
Revenue recognized that was included in the contract liabilities beginning balance	(9,729)	(12,016)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	7,989	20,611
Customer deposits reclassified to refund liabilities	—	(6,083)
Ending balance	$20,315	$21,676

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$41,311	$—	$—	$41,311
Total cash equivalents	41,311	—	—	41,311
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	139,181	—	139,181
Corporate debt securities	—	128,113	—	128,113
Asset-back securities	94	—	—	94
Total short-term investments	101	267,294	—	267,395
Total assets measured at fair value	$41,412	$267,294	$—	$308,706

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$74,107	$—	$—	$74,107
Treasury bill and U.S. government and agency securities	19,999	—	—	19,999
Corporate debt securities	—	2,003	—	2,003
Commercial paper	—	33,295	—	33,295
Total cash equivalents	94,106	35,298	—	129,404
Short-term investments:
Commercial paper	—	122,265	—	122,265
Corporate debt securities	—	23,371	—	23,371
Total short-term investments	—	145,636	—	145,636
Total assets measured at fair value	$94,106	$180,934	$—	$275,040

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

Note 5. Balance Sheet Components

Accounts Receivables, Net
Accounts receivables, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$12,783	$14,855
Allowance for doubtful accounts	(3,207)	(876)
Accounts receivable, net	$9,576	$13,979

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$5,849	$6,876
Work-in-process	3,976	4,347
Finished goods	2,035	6,909
Total inventories	$11,860	$18,132

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid expenses and deposits	$4,113	$5,698
Due from contract manufacturers and vendors	1,272	2,944
Prepaid taxes	384	1,612
Contract assets	3,313	2,813
Receivable from warrant exercises	—	9,074
Other	1,780	178
Total prepaid and other current assets	$10,862	$22,319

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$34,703	$32,688
Leasehold improvements	6,117	5,905
Furniture and fixtures	1,486	1,479
Vehicles	360	360
Software	1,375	1,357
Assets under construction	1,369	641
	45,410	42,430
Less: accumulated depreciation and amortization	(31,322)	(25,625)
Property, plant and equipment, net	$14,088	$16,805

Finance lease equipment (included in machinery and equipment)	$888	$888
Less: accumulated depreciation	(514)	(381)
Finance lease equipment, net	$374	$507

The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization on property, plant and equipment	$1,998	$1,994	$5,919	$6,053
Depreciation on finance lease equipment	44	44	133	133

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of September 30, 2021:
Developed technology	$1,200	$862	$338
As of December 31, 2020:
Developed technology	$1,200	$573	$627

Amortization of intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of intangible assets	$96	$96	$289	$289

Other Assets
Other assets, non-current, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Operating lease ROU assets	$17,654	$—
Notes receivable	750	—
Other	870	937
Total other assets	$19,274	$937

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

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued payroll expenses	$12,051	$11,877
Accrued manufacturing costs	5,292	8,003
Accrued transaction costs	5,000	25,057
Accrued professional and consulting fees	2,833	965
Accrued warranty costs	1,514	2,204
Accrued taxes	992	1,074
Lease liabilities	2,774	—
Legal proceedings accrual	1,075	75
Other	1,262	1,094
Total accrued expense and other current liabilities	$32,793	$50,349

Long-Term Liabilities
Long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
PPP loan	$—	$10,000
Contract liabilities, long-term	12,706	14,732
Lease liabilities, long-term	15,823	—
Other	421	1,195
Total long-term liabilities	$28,950	$25,927

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

Lease cost, which consisted primarily of operating lease cost, was $1.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2021. Under ASC 840, the previous lease standard, total rent expense under operating leases during the three and nine months ended September 30, 2020 was $1.1 million and $3.3 million, respectively.

Other information related to leases were as follows (in thousands, except years and percentages):

Nine Months Ended
September 30, 2021
Supplemental cash flow information:
Cash paid for operating leases included in operating cash flows	$3,382
ROU assets obtained in exchange for new operating lease liabilities	$498

September 30, 2021
Supplemental balance sheet information:
Other assets	$17,654
Total operating ROU assets	$17,654

Other current liabilities	$2,774
Other long-term liabilities	15,823
Total lease liabilities	$18,597

Weighted average remaining lease term (years)	6.08
Weighted average discount rate	6.36%

As of September 30, 2021, maturities of lease liabilities were as follows:

Years Ending December 31,	Finance Leases	Operating Leases
2021 (remaining three months)	$33	$1,089
2022	14	3,547
2023	—	3,399
2024	—	3,459
2025	—	3,563
Thereafter	—	7,449
Total lease payments	47	$22,506
Less amount representing interest	(1)	(3,909)
Present value of lease liabilities	$46	$18,597

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Foreign currency translation loss	$(179)	$(170)
Unrealized loss on investments	(54)	(60)
Total accumulated other comprehensive loss	$(233)	$(230)

During the three and nine months ended September 30, 2021 and September 30, 2020, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable
In January 2020, the Company entered into a loan and security agreement with a financial institution (the 2020 Revolving Line), as amended in September 2020, December 2020 and March 2021, which provides a revolving line of credit of $25.0 million, with an option to increase the credit limit up to additional $15.0 million with the bank’s approval. As part of the 2020 Revolving Line, there is a letters of credit sub-limit of $5.0 million. The advances under the 2020 Revolving Line bear interest at a rate per annum equal to prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. Unused revolving line facility fee is 0.15% per annum of average unused portion of the 2020 Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if the Company exercises the Incremental Revolving Line option. The 2020 Revolving Line is secured by certain assets of the Company. The 2020 Revolving Line expired on February 27, 2021 and was extended to February 26, 2022. The Company had no outstanding borrowings and was in compliance with the financial covenants associated with the facility as of September 30, 2021.
On April 8, 2020, the Company received loan proceeds of $10.0 million under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Paycheck Protection Program (PPP). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable in two years at an interest rate of 1% per annum, with a deferral of interest payments for ten months after the expiration of the 24-week covered period. The Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan and interest on June 30, 2021. The Company recorded a $10.1 million gain from the forgiveness of the PPP loan and related interest in other income for the nine months ended September 30, 2021.

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

The Company is authorized to issue up to 2,250,000,000 shares of common stock, each with a par value of $0.0001 per share. The following summarizes the Company’s common stock outstanding as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Converted pre-combination Velodyne common stock outstanding	85,561,252	101,849,247
Converted pre-combination Velodyne preferred stock outstanding	24,772,759	24,772,759
Graf Founder shares	157,900	2,575,000
Other stockholders	85,430,728	46,715,188
Total common stock issued and outstanding	195,922,639	175,912,194

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2021, no shares of preferred stock were issued and outstanding.

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

In connection with the Business Combination, on October 19, 2020, the Company registered the issuance of an aggregate of up to 18,657,384 shares of its common stock that are issuable upon the exercise of its warrants, including up to 375,000 shares of its common stock issuable upon exercise of its working capital warrants issued to Graf LLC. The exercise price of the warrants is $11.50 per share. The following summarizes the Company’s common stock issuance related to the warrant exercises:

	September 30,	December 31,
	2021	2020
Warrants outstanding upon Closing	24,876,512	24,876,512
Warrants exercised to date	18,902,642	9,598,538
Warrants outstanding	5,973,870	15,277,974

Aggregated common shares issuable upon exercise of warrants	18,657,384	18,657,384
Common shares issued upon exercise of warrants	14,176,959	7,198,898
Remaining common shares issuable upon exercise of warrants	4,480,425	11,458,486

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

Note 10. Stock-Based Compensation

2020 Equity Incentive Plans

2020 Equity Plan

In connection with the Business Combination, on September 29, 2020, the Company's stockholders approved the 2020 Equity Plan. The 2020 Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock units (RSUs) and other stock or cash-based awards. The Company initially reserved 27,733,888, approximately 16% of the number of shares of its common stock outstanding upon the Closing, as the “Initial Limit” for the issuance of awards under the 2020 Equity Plan. The number of shares reserved and available for issuance under the plan will automatically increase each

January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by a number equal to the least of (a) 5% of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 Common Shares, or (c) a number of Common Shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 36,738,678 and the remaining shares available for issuance under the 2020 Equity Plan was 17,878,536 as of September 30, 2021.

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

Common stock may be purchased under the ESPP at a price equal to 85% of the fair market value of the Company’s common stock on either the date of purchase or the first day of an offering period, whichever is lower. Eligible employees may elect to withhold up to 15% of their compensation through payroll deductions during an offering period for the purchase of stock. The ESPP contains a reset provision whereby if the price of the Company’s common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in a preceding offering period with a higher first day price will be automatically withdrawn from such offering periods and re-enrolled in the new offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering period, resulting in incremental expense to be recognized over the twelve-month period of the new offering.

The ESPP limits the maximum number of shares that may be purchased by any one participant in an offering period to 3,000 shares. In addition, the Internal Revenue Code limits purchases under an ESPP to $25,000 worth of stock in any one calendar year, valued as of the first day of an offering period. As of September 30, 2021, 5,293,055 shares of common stock were reserved and available for future purchase.

2020 Phantom Stock Incentive Plan

In March 2021, the Board adopted the 2020 Phantom Stock Incentive Plan, which provides for the granting of up to 7,635,000 phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting. Phantom stock unit activity for the nine months ended September 30, 2021 was not significant.

Stock Incentive Awards

As of September 30, 2021, the Company has certain equity incentive awards outstanding, which include stock options, RSAs, RSUs and phantom stock units under its stock incentive plans. In the nine months ended September 30, 2021, the Company granted RSUs to certain employees and directors pursuant to its 2020 Stock Plan. The RSUs are subject to time-based vesting criteria and vest on a quarterly basis over a four-year period, or 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years.

A summary of stock option activities is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Option:
Options outstanding as of December 31, 2020	597,354	$5.86
Granted	—
Options outstanding as of September 30, 2021	597,354	$5.86	6.55	$83
Options exercisable as of September 30, 2021	597,354	$5.86	6.55	$83
Options vested and expected to vest as of September 30, 2021	597,354	$5.86	6.55	$83

A summary of RSA and RSU activities is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
RSA:
RSAs outstanding as of December 31, 2020	4,183,624	$1.37
Released	(4,183,624)
RSAs outstanding as of September 30, 2021	—

RSU:
RSUs outstanding as of December 31, 2020	11,983,636	$12.43
Granted	3,287,904	$11.00
Released	(8,851,891)	$12.46
Forfeited	(1,519,749)	$11.68
RSUs outstanding as of September 30, 2021	4,899,900	$11.64

PRSU:
PRSUs outstanding as of December 31, 2020	1,101,683	$6.72
Granted	9,141	$1.97
Forfeited	(780,320)	$6.66
PRSUs outstanding as of September 30, 2021	330,504	$6.72

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

Nine Months Ended September 30, 2021
Weighted average grant date fair value of purchase rights issued under ESPP	$4.59
Expected term, in years	0.75
Expected volatility	97.90%
Risk-free interest rate	4%
Expected dividend yield	0.00%

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$541	$2	$1,508	$2
Research and development	2,794	11	10,458	32
Sales and marketing	1,177	3	44,779	3
General and administrative	12,135	69	24,637	204
Total stock-based compensation expense	$16,647	$85	$81,382	$241

The Company recognizes forfeitures as they occur. During the three months ended September 30, 2021, the Company accelerated the vesting of 275,419 options, 442,209 RSUs and 330,504 PRSUs to fully vested. As of September 30, 2021, unrecognized compensation cost related to RSUs and ESPP was $48.3 million and $1.0 million, respectively, which was expected to be recognized over a weighted average period of 2.74 years and 0.42 years, respectively.

Phantom stock units are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock units was not significant at September 30, 2021.

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

Warrants to purchase 24,876,512 shares of common stock at $11.50 per share were issued during Graf’s initial public offering. As of September 30, 2021, there were 18,902,642 warrants exercised and 14,176,959 shares of common stocks issued under warrant exercises. The 5,973,870 outstanding warrants were excluded from the basic and diluted net loss per share as they were anti-dilutive given the Company had a net loss for all periods presented.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2021	2020
Stock options	597	597
RSAs	—	4,184
RSUs (non-vested)	4,488	13,114
Total	5,085	17,895

Note 12. Retirement Plan

The Company has a 401(k) savings and profit-sharing plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (IRS). The Company matches 25% of employees’ eligible contributions up to a maximum amount determined by the Company. The Company’s matching contributions vest 25% per year over the employee’s first four-year period of service. The Company’s matching contributions were $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2021, and $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2020.

Note 13. Restructuring
In March 2020, the Company initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in its California locations, which was completed in 2020. The purposes of this plan were to align resource requirements with the Company’s initiatives to lower the Company’s cost structure and to increase its production capacity by outsourcing a majority of its manufacturing activities. The Company’s restructuring expenses incurred primarily related to employee termination costs. The Company incurred restructuring costs of $1.0 million for the nine months ended September 30, 2020.

Note 14. Income Taxes

The following table summarizes the Company's loss before income taxes and provision for (benefit from) income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss before income taxes	$(54,698)	$(2,733)	$(174,117)	$(42,505)
Provision for (benefit from) income taxes	14	2,562	649	(4,098)
Effective tax rate	—%	(93.7)%	(0.4)%	9.6%

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

The Company is subject to income taxes in the United States, China, Germany and India. The Company’s effective tax rate changed from 9.6% in the nine months ended September 30, 2020 to (0.4)% in the nine months ended September 30, 2021. This change was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the CARES Act in the first quarter of 2021.

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

Note 15. Commitments and Contingencies

Purchase and Other Commitments
The Company had a total of $41.9 million in purchase commitments as of September 30, 2021, Purchase commitments represent outstanding purchase orders or commitments for goods or services with contract manufacturers and vendors that range mostly from one month up to a year. The Company uses several contract manufacturers to manufacture components, subassemblies and products. The Company provides these contract manufacturers with demand information and they use this information to acquire components and build products. Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with contract manufactures. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the materials and components purchased by the subcontractors to manufacture the Company’s products. The Company also obtains individual components for its products from a wide variety of individual suppliers. In addition, the Company had a total of $0.4 million in other contractual obligations for goods or services associated with its ordinary course of business as of September 30, 2021.

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
Changes in the Company’s accrued warranty liability, which is included as a component of other accrued expenses was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance as of the beginning of the period	$2,204	$4,322
Warranty provision	1,448	1,144
Consumption	(1,689)	(1,349)
Changes in provision estimates	(449)	(899)
Balance as of the end of the period	$1,514	$3,218

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

On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall, ordering that: 1) Mr. Hall is enjoined from retrieving or accessing three devices to which he copied Velodyne materials and must transfer those devices to a discovery special master, who will review Mr. Hall’s retention and usage of Velodyne information and prepare reports on such retention and use; 2) Mr. Hall must provide an under-oath inventory of any and all of his personal electronic devices in his possession or control upon which Velodyne information currently resides and, upon Velodyne’s request, must provide Velodyne with access to those devices upon request to retrieve, destroy, or ensure the permanent deletion of Velodyne information from those devices; 3) Mr. Hall is enjoined from using anything he created or worked on for Velodyne during the time of his employment; and 4) In light of the preliminary injunctive relief granted under its breach of contract claim, Velodyne’s requests for relief under the California Uniform Trade Secrets Act and for a deposition were denied at this juncture, but the arbitrator expressly held that Velodyne could reinstate those demands following the special master’s report on Mr. Hall’s retention and usage of Velodyne’s materials. Mr. Hall subsequently provided an under-oath inventory pursuant to that order, which identified seventy-one personal devices that may contain Velodyne information. Because Mr. Hall did not consent to the special master conditionally appointed by the arbitrator, Velodyne and Mr. Hall are negotiating on protocol by which to preliminarily review and inspect those personal devices. On October 26, 2021, Mr. Hall filed a motion for a protective order seeking to require the Company to segregate and return his allegedly personal, private, privileged, and confidential information from his Company-issued laptop. The Company’s brief in opposition is due on November 9, 2021. The hearing on the protective order, along with a case management conference, are scheduled for November 19, 2021.

Discrimination Proceedings by Marta Hall

On August 2, 2021, the Company received a Charge of Discrimination dated July 27, 2021 (“Charge”), indicating that former Chief Marketing Officer, Marta Hall, has filed a charge of employment discrimination under Title VII of the Civil Rights Act, alleging sexual discrimination and retaliation. The Company provided a position statement to the Equal Employment Opportunity Commission (EEOC) on October 4, 2021, stating that it believes her claims are without merit and that the EEOC should dismiss the claims. On September 27, 2021, the Occupational Safety and Health Administration (OSHA) informed the Company that it dismissed a complaint brought by Ms. Hall alleging retaliation in violation of the Sarbanes-Oxley Act (SOX). OSHA found that Ms. Hall failed to show that she engaged in a protected activity under SOX. On October 21, 2021, Ms. Hall submitted an objection to the findings and requested a hearing before an administrative law judge. The Company intends to defend the actions vigorously.

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

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (PTAB) in November 2017, challenging all claims of the ‘558 patent that the Company asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a

Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief was filed on January 22, 2021. The Company’s responsive appeal brief was filed on April 2, 2021. Quanergy filed its reply brief on April 23, 2021. The Federal Circuit held oral arguments on the appeal on July 7, 2021. The Company intends to defend the actions vigorously.

Criterion ITC Litigation

In July 2021, Criterion Technology, Inc. (Criterion) filed complaints against the Company and one of its suppliers in the International Trade Commission (ITC) and Northern District of California. The complaints allege claims of trade secret misappropriation, breach of contract, and unfair business practices under federal and California law. Criterion’s claims are directed to optical enclosures in Lidar products. The ITC investigation was instituted on August 4, 2021. On October 27, 2021, Criterion withdrew its complaint from the ITC and requested that the investigation be terminated in its entirety. On November 2, 2021, the ITC judge issued an initial order to terminate the ITC investigation and stay all deadlines in the case schedule pending the ITC Commissioner’s final determination closing the matter. The Company intends to defend the remaining action in the Northern District of California vigorously.

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

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects. The complaint alleges that purported class members have suffered losses. The complaint seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations, controls and prospects and seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021. The Company filed a motion to dismiss the complaint on November 1, 2021. The Company intends to defend the actions vigorously.

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

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of September 30, 2021, the Company recorded a total of $1.1 million for loss contingencies associated with the legal claims or litigation discussed above.

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

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by region was as follows (dollar amount in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by region:
North America	$5,526	$22,081	$15,841	$35,984
Asia Pacific	3,813	4,907	18,574	30,681
Europe, Middle East and Africa	3,721	5,111	9,967	10,851
Total	$13,060	$32,099	$44,382	$77,516
% of Revenue by region:
North America	43%	69%	36%	46%
Asia Pacific	29%	15%	42%	40%
Europe, Middle East and Africa	28%	16%	22%	14%
Total	100%	100%	100%	100%

Revenue by countries and customers accounted for more than 10% of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Countries over 10% of revenue:
U.S.	39%	58%	33%	36%
China	17%	*	30%	31%
Sweden	16%	13%	15%	*
Canada	*	11%	*	10%
Number of customers accounted for over 10% of revenue:**	2	3	2	2

* Less than 10%.
** For the three months ended September 30, 2020, one customer accounted for 35% of revenue.
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States as of September 30, 2021 and December 31, 2020.

Note 17. Related Party Transactions
Certain holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for these holders were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Stockholder A	$43	$131	$126	$408
Stockholder B(1)	N/A	3,354	N/A	6,898
Stockholder C	—	278	—	717

	September 30,	December 31,
	2021	2020
Accounts receivable:
Stockholder B(1)	N/A	$3,085

(1) Stockholder B sold all its shares of the Company’s common stock in the fourth quarter of 2020.

In April 2019, the Company entered into a manufacturing agreement with one of its Series B Preferred Stockholders (Stockholder D), and the Company has one product that is currently being manufactured by Stockholder D. As of September 30, 2021 and December 31, 2020, the Company had $0.1 million and $6.3 million, respectively, of payable and accrued purchases and $16.4 million and $15.0 million, respectively, of outstanding purchase commitments for products with this stockholder. The Company procures equipment, materials and components for Stockholder D to build the product and had $17,000 and $1.5 million, respectively, of receivables from this stockholder which was included in other current assets as of September 30, 2021 and December 31, 2020. The Company also loaned to Stockholder D manufacturing equipment with a net book value of $0.4 million and $0.4 million, respectively, as of September 30, 2021 and December 31, 2020, which was included in the Company’s balance sheet within property, plant and equipment, net.

The Company rents its corporate headquarters facility in San Jose, California from a company owned by one of its former officers. In May 2021, the building was sold to a third-party but the lease terms remain unchanged. The lease was executed in January 2017 and expires in December 2027, as amended. Lease cost or rent expense under this lease was

$1.4 million for the five months ended May 31, 2021, and $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2020.

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

We also license our technology and provide development services to customers and business partners. For the nine months ended September 30, 2021, we generated over half of our revenue from sales to customers deploying our smart vision solutions in non-automotive applications. In addition, we are transitioning from field programmable gate arrays to ASICs in order to further improve performance of our products, lower costs and reduce reliance on any key suppliers.

Impact of COVID-19

The extensive impact of the pandemic caused by the novel coronavirus (COVID-19) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. We witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we continued to experience disruptions to our business due to the COVID-19 pandemic during the first nine months of 2021.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect our business in several ways.

•Operations and supply chain. As a result of COVID-19, we experienced some production delays during the first nine months of 2021 due to travel restrictions to Thailand, the location of one of our key manufacturing partners. The San Jose factory continued to produce the major lidar products to support customer demand, augmented by our contract manufacturing partners. The San Jose factory confirmed several cases of COVID-19 from external exposure. As part of our continuing COVID-19 mitigation efforts, we perform audits of our supply chain and work with key suppliers to proactively mitigate potential supply constraints. Supply chain disruption due to COVID-19 has been minimal, however, the global supply of certain components, especially in the semiconductor space, requires ongoing vigilance as both lead times and prices reflect demand exceeding industry supply, and our plans to transition production from our San Jose factory to our contract manufacturing partners have experienced delays as a result of travel restrictions.

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

Gross Profit and Gross Margin

Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, including our desire to broaden customer adoption of lidar across multiple industries and markets; product mix changes between established products and new products and licenses; excess and obsolete inventories; our cost structure for manufacturing operations, including third-party manufacturers, relative to volume; and product support obligations. Additionally, we believe our transition to an outsourced manufacturing model will favorably impact our gross profit over time. Our gross margin varies by product. In addition, our license revenue has lower cost, and therefore it contributes to higher gross margin. We expect our gross margins to fluctuate over time, depending on the factors described above.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, and other consulting services, an allocated portion of facility and IT costs and depreciation. We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business.

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

Interest Income and Expense

Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Interest expense consists primarily of interest on our equipment financing leases and credit facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the U.S. Dollar. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue. For the nine months ended September 30, 2021, we recorded a $10.1 million gain from forgiveness of our PPP loan and related interest in other income.

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

During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus. The following table sets forth our consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Product	$11,782	$26,099	$34,345	$53,948
License and services	1,278	6,000	10,037	23,568
Total revenue	13,060	32,099	44,382	77,516
Cost of revenue:
Product(1)	17,716	16,482	52,555	46,027
License and services	84	648	433	1,032
Total cost of revenue(1)	17,800	17,130	52,988	47,059
Gross profit (loss)	(4,740)	14,969	(8,606)	30,457
Operating expenses(1):
Research and Development	20,221	10,535	55,608	39,653
Sales and Marketing	6,547	4,126	60,798	12,798
General and administrative	23,271	10,579	59,440	26,942
Gain on sale of assets held-for-sale	—	(7,529)	—	(7,529)
Restructuring	—	—	—	1,043
Total operating expense	50,039	17,711	175,846	72,907
Operating loss	(54,779)	(2,742)	(184,452)	(42,450)
Interest income	109	2	321	119
Interest expenses	(6)	(31)	(83)	(69)
Other income (expense), net	(22)	38	10,097	(105)
Loss before income taxes	(54,698)	(2,733)	(174,117)	(42,505)
Provision for (benefit from) income taxes	14	2,562	649	(4,098)
Net loss	$(54,712)	$(5,295)	$(174,766)	$(38,407)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods presented (the table may not foot due to rounding difference):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	90%	81%	77%	70%
License and services	10	19	23	30
Total revenue	100	100	100	100
Cost of revenue:
Product	136	51	118	60
License and services	1	2	1	1
Total cost of revenue	136	53	119	61
Gross profit (loss)	(36)	47	(19)	39
Operating expenses:
Research and Development	155	33	125	51
Sales and Marketing	50	13	137	17
General and administrative	178	33	134	35
Gain on sale of assets held-for-sale	—	(23)	—	(10)
Restructuring	—	—	—	1
Total operating expense	383	56	396	94
Operating loss	(419)	(9)	(416)	(55)
Interest income	1	—	1	—
Interest expenses	—	—	—	—
Other income (expense), net	—	—	23	—
Loss before income taxes	(419)	(9)	(392)	(55)
Provision for (benefit from) income taxes	—	8	1	(5)
Net loss	(419)%	(17)%	(393)%	(50)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$541	$2	$1,508	$2
Research and Development	2,794	11	10,458	32
Sales and Marketing	1,177	3	44,779	3
General and administrative	12,135	69	24,637	204
Total stock-based compensation expense	$16,647	$85	$81,382	$241

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

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Revenue:
Products	$11,782	$26,099	$(14,317)	(55)%
License and services	1,278	6,000	(4,722)	(79)
Total	$13,060	$32,099	$(19,039)	(59)
Revenue by geographic location:
North America	$5,526	$22,081	$(16,555)	(75)%
Asia and Pacific	3,813	4,907	(1,094)	(22)
Europe, Middle East and Africa	3,721	5,111	(1,390)	(27)
Total	$13,060	$32,099	$(19,039)	(59)

	Nine Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Revenue:
Products	$34,345	$53,948	$(19,603)	(36)%
License and services	10,037	23,568	(13,531)	(57)
Total	$44,382	$77,516	$(33,134)	(43)
Revenue by geographic location:
North America	$15,841	$35,984	$(20,143)	(56)%
Asia and Pacific	18,574	30,681	(12,107)	(39)
Europe, Middle East and Africa	9,967	10,851	(884)	(8)
Total	$44,382	$77,516	$(33,134)	(43)

Total revenue decreased by $19.0 million, or 59%, to $13.1 million for the three months ended September 30, 2021 from $32.1 million for the three months ended September 30, 2020. The $14.3 million decrease in product revenue reflected a $11.1 million nonrecurring stocking fee in the prior year quarter and a decrease in average selling price partially offset by an increase in volumes. The $4.7 million decrease in license and service revenue reflected the impact of a $3.7 million non-recurring engineering services revenue in the three months ended September 30, 2020.

The $16.6 million decrease in North America revenue for the three months ended September 30, 2021 was due to a $11.1 million nonrecurring stocking fee and a $3.7 million non-recurring engineering services revenue in the three months ended September 30, 2020. The $1.1 million decrease in Asia-Pacific revenue was primarily due to a $10.0 million decrease in license revenue from our patent cross license agreements. The $1.4 million decrease in Europe, Middle East and Africa revenue was due to a decrease of $3.0 million due to reduction of average selling price and a decrease of $1.7 million due to reduction of average selling price and an increase of $0.3 million as a result of the mix and volume of units sold.

Total revenue decreased by $33.1 million, or 43%, to $44.4 million for the nine months ended September 30, 2021 from $77.5 million for the nine months ended September 30, 2020. The $19.6 million decrease in product revenue reflected a $11.1 million nonrecurring stocking fee in the prior year quarter and a decrease of $17.0 million related to reduction in average selling price for lidar sensors, partially offset by an increase of $8.5 million in volume. The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. The reduction in average selling price reflected our continued objective to drive additional adoption of our smart vision solutions in multiple end markets. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $13.5 million decrease in license and service revenue was primarily driven by license revenue from the patent cross-license agreements entered into during the second and third quarter of 2020.

The $20.1 million decrease in North America revenue for the nine months ended September 30, 2021 was due to a $11.1 million nonrecurring stocking fee, a $3.7 million non-recurring engineering services revenue in the three months ended September 30, 2020, a decrease of $3.4 million related to reduction of average selling price of units sold, a decrease of $1.9 million in volume. The $12.1 million decrease in Asia-Pacific revenue was primarily due to a $10.2 million decrease in license revenue from our patent cross license agreements, a decrease of approximately $7.0 million due to reduction of average selling price of units sold, partially offset by an increase of approximately $5.1 million related the volume and mix of units sold. The $0.9 million decrease in Europe, Middle East and Africa revenue reflected a decrease of $6.6 million due to reduction of average selling price, partially offset by an increase of $5.6 million related to volume and the mix of sensors sold.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Cost of revenue:
Product	$17,716	$16,482	$1,234	7%
License and services	84	648	(564)	(87)%
Total cost of revenue	$17,800	$17,130	$670	4%
Gross margin	(36)%	47%

	Nine Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Cost of revenue:
Product	$52,555	$46,027	$6,528	14%
License and services	433	1,032	(599)	(58)%
Total cost of revenue	$52,988	$47,059	$5,929	13%
Gross margin	(19)%	39%

Cost of revenue increased by $0.7 million, or 4%, to $17.8 million for the three months ended September 30, 2021 from $17.1 million for the three months ended September 30, 2020. The $1.2 million product cost increase reflects $3.6 million related to the increase in volume and mix of sensors sold and $0.5 million in additional stock-based compensation, partially offset by cost savings as a result of our transition to contract manufacturers.

Cost of revenue increased by $5.9 million, or 13%, to $53.0 million for the nine months ended September 30, 2021 from $47.1 million for the nine months ended September 30, 2020. The $6.5 million product cost increase was primarily driven by increases of $8.8 million related to volume and mix of units sold, and an increase of $1.5 million in stock-based compensation, partially offset by cost savings as a result of our transition to contract manufacturers.

Gross margin decreased from 47% and 39%, respectively, for the three and nine months ended September 30, 2020 to (36)% and (19)%, respectively, for the three and nine months ended September 30, 2021, primarily reflecting the timing of high margin license and services revenues and reductions in the average selling price for sensors. We expect to decrease manufacturing labor and overhead costs as we outsource production to our contract manufacturing partners, with the objective of reducing the per unit cost of revenue.

Operating Expenses

	Three Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Research and development	$20,221	$10,535	$9,686	92%
Sales and marketing	6,547	4,126	2,421	59
General and administrative	23,271	10,579	12,692	120
Gain on sale of assets held-for-sale	—	(7,529)	7,529	N/A
Total operating expenses	$50,039	$17,711	$32,328	183

	Nine Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Research and development	$55,608	$39,653	$15,955	40%
Sales and marketing	60,798	12,798	48,000	375
General and administrative	59,440	26,942	32,498	121
Gain on sale of assets held-for-sale	—	(7,529)	7,529	N/A
Restructuring	—	1,043	(1,043)	(100)
Total operating expenses	$175,846	$72,907	$102,939	141

Research and Development

Research and development expenses increased by $9.7 million, or 92%, to $20.2 million for the three months ended September 30, 2021 from $10.5 million for the three months ended September 30, 2020. The increase was primarily due to an increase in personnel related and outside service spend and an increase of $2.8 million in stock-based compensation expense.

Research and development expenses increased by $16.0 million, or 40%, to $55.6 million for the nine months ended September 30, 2021 from $39.7 million for the nine months ended September 30, 2020. The increase was primarily due to increases of $10.4 million in stock-based compensation expense and an increase in personnel related and outside service spend.
Sales and Marketing

Sales and marketing expenses increased by $2.4 million, or 59%, to $6.5 million for the three months ended September 30, 2021 from $4.1 million for the three months ended September 30, 2020. The increase was primarily attributable to increases of $1.2 million in stock-based compensation expense and $1.2 million in personnel related expense.

Sales and marketing expenses increased by $48.0 million, or 375%, to $60.8 million for the nine months ended September 30, 2021 from $12.8 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases of $44.8 million in stock-based compensation expense related to the RSA vesting in May 2021, and $3.2 million related to increased investment in sales and marketing personnel.
General and Administrative

General and administrative expenses increased by $12.7 million, or 120%, to $23.3 million for the three months ended September 30, 2021 from $10.6 million for the three months ended September 30, 2020. The increase was primarily attributable to increases of $12.1 million in stock-based compensation expense, $1.5 million in personnel-related costs, $0.9 million in insurance expenses and $1.0 million in professional services, partially offset by non-recurring IPO related expenses in prior year quarter.

General and administrative expenses increased by $32.5 million, or 121%, to $59.4 million for the nine months ended September 30, 2021 from $26.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases of $24.4 million in stock-based compensation expense, $3.4 million in personnel-related costs, $2.8 million in professional services and $2.7 million in insurance expense, partially offset by non-recurring IPO related expenses in prior year period.

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

Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Interest income	$109	$2	$107	5,350%
Interest expense	(6)	(31)	25	(81)
Other income, net	(22)	38	(60)	(158)

	Nine Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Interest income	$321	$119	$202	170%
Interest expense	(83)	(69)	(14)	20
Other income (expense), net	10,097	(105)	10,202	(9,716)
Interest income was primarily related to our short-term investments and was insignificant for the three and nine months ended September 30, 2021 and 2020.

Interest expense was primarily related to our capital leases and was insignificant for the three and nine months ended September 30, 2021 and 2020.

Other income, net for the three and nine months ended September 30, 2021 was primarily related to the $10.1 million gain from forgiveness of our PPP loan and related interest under the Coronavirus Aid, Relief, and Economics Security Act (the CARES Act). Other changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the three and nine months ended September 30, 2021 and 2020.

Income Taxes

	Three Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Loss before income taxes	$(54,698)	$(2,733)	$(51,965)	1,901%
Provision for income taxes	14	2,562	(2,548)	(99)%
Effective tax rate	0.0%	(93.7)%

	Nine Months Ended September 30,		Change $	Change %
	2021	2020
	(Dollars in thousands)
Loss before income taxes	$(174,117)	$(42,505)	$(131,612)	310%
Provision for (benefit from) income taxes	649	(4,098)	4,747	(116)%
Effective tax rate	(0.4)%	9.6%

We are subject to income taxes in the United States, China, Germany and India. Our effective tax rate changed from (93.7)% and 9.6%, respectively, in the three and nine months ended September 30, 2020 to 0.0% and (0.4)%, respectively, in the three and nine months ended September 30, 2021. The change for the six-month period was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance in the first quarter of 2021 associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the CARES Act.

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

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash, cash equivalents and short-term investments totaling $324.5 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the Business Combination, PIPE offering and private placements of the pre-combination Velodyne convertible preferred stock. As of September 30, 2021, we received an aggregate of $227.0 million in net proceeds from the Business Combination and PIPE offering, and an aggregate of $163.0 million in net proceeds from the exercises of our public warrants.

In January 2020, we entered into a loan and security agreement with a financial institution which provides a $25.0 million revolving line of credit (the 2020 Revolving Line), as amended in September 2020, December 2020 and March 2021, with an option to increase the credit limit up to an additional $15.0 million with the bank’s approval (Incremental Revolving Line). As part of the 2020 Revolving Line, there is a letter of credit sublimit of $5.0 million. The advances under the 2020 Revolving Line bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or LIBOR rate plus an applicable margin of 2.5% for LIBOR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the Revolving Line. In addition, there is a $50,000 non-refundable commitment fee if we exercise the Incremental Revolving Line option. The revolving line of credit is secured by certain of our assets. The 2020 Revolving Line matured on February 27, 2021 and was extended to February 26, 2022. There were no outstanding borrowings under the 2020 Revolving Line as of September 30, 2021.

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

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $488.9 million as of September 30, 2021. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in smart vision technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition be adversely affected.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(90,236)	$(49,627)
Investing activities	(126,490)	12,278
Financing activities	69,228	275,277

Operating Activities

During the nine months ended September 30, 2021, operating activities used $90.2 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $174.8 million, impacted by our non-cash charges of $82.9 million primarily consisting of stock-based compensation of $81.4 million, depreciation and amortization of $6.2 million, provision for doubtful accounts of $2.1 million, reduction in carrying amount of the ROU assets of $2.3 million, gain on extinguishment of PPP loan of $10.1 million and accretion on short-term investments of $1.1 million. The cash used in changes in our operating assets and liabilities of $9.6 million was primarily due to an increase of $2.2 million in contract assets, a decrease of $3.4 million in accounts payable and a decrease of $2.3 million in accrued expenses and other liabilities due to timing of payments, and a decrease of $1.7 million in contract liabilities due to the timing of billings and cash received in advance of revenue. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $11.3 million which primarily consists of a decrease of $2.9 million in prepaid expenses, a decrease of $6.3 million in inventory primarily due to timing of inventories received and increased sales volume of certain products, and a decrease of $2.1 million in accounts receivable due to the timing of billings and cash received.

During the nine months ended September 30, 2020, operating activities used $49.6 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $38.4 million, impacted by our non-cash net expense of $3.2 million primarily consisting of stock-based compensation of $0.2 million, depreciation and amortization of $6.3 million and provision for doubtful accounts of $0.5 million. The cash used in changes in our operating assets and liabilities of $26.3 million which primarily consists of an increase of $8.1 million in accounts receivable, an increase of $8.4 million in unbilled receivables from a licensing arrangement with a customer, and a decrease of $9.8 million in accrued expenses and other liabilities primarily due to timing of payments. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $11.9 million was primarily due to an increase of $2.5 million in contract liabilities primarily due to billings in excess of revenue recognition related to product sales and licensing arrangement, a decrease of $2.5 million in prepaid and other current assets, a decrease of $3.3 million in inventories due to increased sales volume of certain products, and an increase of $3.2 million in accounts payable.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $126.5 million, which was primarily used to purchase short-term investments of $250.0 million, purchase property, plant and equipment of $3.2 million and invest in notes receivable of $0.8 million, partially offset by proceeds from sales and maturities of short-term investments of $127.4 million.

During the nine months ended September 30, 2020, cash provided by investing activities was $12.3 million, which was primarily from the sale of our Morgan Hill building of $12.3 million and sales and maturities of short-term investments of $2.2 million, partially offset by cash used to purchase property, plant and equipment of $2.2 million.

Our machinery and equipment is depreciated over a useful life of approximately five years.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $69.2 million, consisting primarily of net proceeds of $89.3 million from exercises of public warrants, partially offset by $20.0 million cash paid for transaction costs related to the Business Combination.

During the nine months ended September 30, 2020, cash provided by financing activities was $275.3 million consisting primarily of net proceeds of $248.3 million from the Business Combination and PIPE offering, $19.9 million from issuance of pre-combination preferred stock and proceeds of $10.0 million from the PPP loan, partially offset by $1.1 million cash paid for IPO costs and $1.8 million cash paid for repurchases of common stock.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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
Interest Rate Risk

As of September 30, 2021, we had cash, cash equivalents, short-term and long-term investments of approximately $324.5 million, which are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

While we have made progress to enhance our internal control over financial reporting, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We will continue to devote time and attention to these remedial efforts. Accordingly, the remaining material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2021, we believe that the material weaknesses will be considered fully remediated as of the end of 2021.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our products must meet demanding technical and quality specifications.
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

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations, including our previously announced projected revenues for years subsequent to 2020. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Given the complexity and volatility of our business, the impact of the recurring COVID-19 pandemic on our business and that of our customers and partners, uncertainty overall global economic conditions, it is likely that our prior forecasts for periods subsequent to 2020 will prove to be incorrect. In particular, in January 2021, as a result of these uncertainties, we withdrew our previously announced financial guidance for 2021, and in November 2021 we further revised our 2021 guidance. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. If any analysis or forecast that we make ultimately proves to be inaccurate, our stock price may be adversely affected.

Any financial projections we have provided, including projections related to our future revenues, reflect numerous qualitative estimates and assumptions including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. The projections are not predictive of our actual future results and should not be construed as financial guidance for any future period. In addition, any projections should be read in conjunction with the accounting policies included in Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for fiscal year 2020 and with these risk factors.

Since many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require complex technology. Because these automotive systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components of Velodyne or others not being ready to be deployed in vehicles. Although some companies have released systems and vehicles using our products, others may not be able to commercialize this technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. This also creates supply issues, as we have had difficulty meeting demand for certain products due to constrained manufacturing capacity. As a result, the financial projections we have made or may in the future make necessarily reflect various estimates and assumptions that may not prove accurate. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, inventory requirements or our future financial results, our business, results of operations and financial condition will be adversely affected.

We depend on our ability to attract and retain key management and technical personnel.

For our business to be successful, we need to attract and retain highly qualified key management and technical personnel. Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We had in the past been dependent on David Hall, our former executive chairman. Mr. Hall resigned as executive chairman in January 2021 and as a member of our Board in March 2021. We have been expanding our management team as well as other key areas of our business, including product development. Subsequent to the removal of Mr. Hall as the chair of our Board and these resignations, Mr. Hall has made statements to the press and in a Schedule 13D criticizing our Board and management. Furthermore, on June 9, 2021, we initiated an arbitration proceeding against David Hall, alleging breach of contract and misappropriation of our confidential, proprietary, and trade secret information. On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall enjoining him from retrieving or accessing information on his devices that contain Velodyne property, as well as enjoining him from using anything he created or worked on for Velodyne during the time of his employment. This publicity could make it more difficult for us to attract and retain key personnel. Any actual or perceived uncertainties as to our relationship with Mr. Hall, who holds voting rights with respect to a significant amount of our voting stock, or persons aligned with Mr. Hall, may make it more difficult to attract and retain our qualified personnel and directors.

Our former Chief Executive Officer resigned, effective as of July 30, 2021, and our board of directors established a new “Office of the Chief Executive” reporting to the board of directors to serve the functions of the CEO until our new CEO, Theodore L. Tewksbury, commences his employment on November 10, 2021. We also may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity is not higher than other companies with which we compete for employees, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

We continue to make investments and implement initiatives designed to grow our business, including:

•investing in research and development;
•expanding our sales and marketing efforts to attract new customers across industries;
•improving our manufacturing processes;
•investing in new applications and markets for our products;
•further enhancing our manufacturing processes and partnerships;
•pursuing litigation to protect our intellectual property; and
•investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $174.8 million for the nine months ended September 30, 2021, $149.9 million for 2020, $67.2 million for 2019 and $62.3 million for 2018. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Our products must meet demanding technical and quality specifications. Defects, errors or interoperability issues with our products, the failure of our products to operate as expected, or undue difficulty in deploying our products in actual operations could affect our reputation, result in significant costs to us and impair our ability to sell our products.

Our products must meet demanding customer specifications for quality, reliability and performance. Our customers may discover errors, defects or incompatibilities in our products, including after deploying them. We also may have difficulty identifying and correcting the problems when third parties are combining, incorporating or assembling our products.

If we are unable to fix errors or other problems, we could experience:

•a loss of customers;
•loss of market share;
•damage to our brand and reputation;
•increased service costs;
•replacement costs;
•increased insurance costs; and
•an inability to achieve market acceptance.
Given the technical and business requirements against which end users evaluate our products, our business results and prospects could suffer if we are unable to produce our products with consistent quality and reliability. Although our agreements typically contain provisions that purport to limit our liability for damages resulting from defects in our products, such limitations and disclaimers may not be enforceable or otherwise effectively protect us from claims. We may be required to indemnify our customers against liabilities arising from defects in our products or in their solutions that incorporate our products. These liabilities may also include costs incurred by our channel partners or end users to correct problems or replace our products.
The costs we incur correcting product defects or errors may be substantial and could adversely affect our operating results. Although we test our products for defects or errors prior to product release and during production, our customers still occasionally catch defects or errors that we miss. Such defects or errors have occurred in the past and may occur in the future. To the extent product failures are material, they could adversely affect our business, operating results, customer relationships, reputation and prospects. Compatibility issues between our products and the protocol, or among different products that each nominally conform to the protocol, could disrupt our customers’ operations, hurt our customer relations and materially adversely affect our business and prospects.

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

We are transitioning from a manufacturing model in which we primarily manufactured and assembled our products at our California location, to one where we rely on third-party manufacturers in Europe and Asia. We currently have agreements with strategic partners to provide contract manufacturing of certain of our products. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with new partners, we may lose revenue, incur increased costs and harm our customer relationships.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. For example, in the third quarter of 2021 we experienced capacity constraints as we worked with our third-party manufacturers to increase production. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. The COVID-19 pandemic has caused interruptions in our manufacturing operations and production delays. For example, our personnel have not be able to travel to Thailand to meet with a key manufacturing partner. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 32% of our revenue during the nine months ended September 30, 2021, 57% and 45% of our revenue during 2020 and 2019, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. Although we currently believe we have the lead in lidar-based systems for the autonomous market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $55.6 million during the nine months ended September 30, 2021, $88.1 million and $56.9 million during 2020 and 2019, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the nine months ended September 30, 2021, year 2020 and 2019, our top 20 customers represented 78%, 81% and 83% of our revenue, respectively. There were three, two and two customers accounted for more than 10% of our revenue in the nine months ended September 30, 2021, year 2020 and 2019, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 67% of our revenue during the nine months ended September 30, 2021, 66% and 54% of our revenue during 2020 and 2019, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

While we believe increasing automotive safety standards may present a market opportunity for our products, government safety regulations are subject to change based on a number of factors that are not within our control, including new scientific or technological data, adverse publicity regarding the industry recalls and safety risks of autonomous driving and ADAS, accidents involving our products, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations, especially in the autonomous driving and ADAS industries could adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be materially and adversely affected.

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

We had approximately 195.9 million shares of common stock outstanding as of September 30, 2021, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by the PIPE Investors are also freely tradable. In addition, the shares of common stock issued as merger consideration, will become available for resale following the expiration of any applicable lock-up period, including any early release of such lock-up period. These resales could have the effect of decreasing the price of our common stock, particularly if stockholders or groups of stockholders were to seek to sell large blocks of shares in short periods of time. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale on October 5, 2021, the one year anniversary from the date that we filed the Current Report on Form 8-K following the closing of the Business Combination that included the required Form 10 information that reflects we were no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of September 30, 2021, we had outstanding warrants exercisable for 5,973,870 shares of common stock at $11.50 per share. The shares of our common stock issued upon exercise of our Warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

David Hall, our former chairman and CEO, holds voting rights with respect to an aggregate of approximately 84.5 million shares of common stock, which represented approximately 43.1% of the voting power of our outstanding capital stock as of September 30, 2021. In addition to the approximately 59.5 million shares of common stock currently held by Mr. Hall, which represented approximately 30.3% of the voting power of our capital stock as of September 30, 2021, stockholders holding approximately 25.1 million shares of common stock, including Joseph Culkin, a member of our Board, Marta Hall, a member of our Board, and certain other family members of Mr. Hall, have entered into agreements granting Mr. Hall an irrevocable proxy to vote such stockholders’ shares at Mr. Hall’s sole discretion on all matters to be voted upon by stockholders. As a stockholder, Mr. Hall is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally and could adversely affect the market price of our common stock.

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

Date:	November 5, 2021	VELODYNE LIDAR, INC.
/s/ Andrew Hamer

Andrew Hamer
Chief Financial Officer and Chair, Office of the Chief Executive
(Principal Executive, Financial and Accounting Officer)