Form 10-K
period 2021-12-31
Velodyne Lidar, Inc.
filed 2022-03-01
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year period ended December 31, 2021
OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1,134,000,000 (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2021).

As of February 21, 2022, the registrant had 198,141,550 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended December 31, 2021.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are based on the expectations and beliefs of management of Velodyne Lidar, Inc. (“Velodyne”, “Velodyne Lidar” or the “Company”) in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include statements about the future performance and opportunities of Velodyne; statements of the plans, strategies and objectives of management for future operations of Velodyne; and statements regarding future market opportunities, economic conditions or performance. Forward-looking statements may contain words such as “will be,” “will,” “expect,” “anticipate,” “continue,” “project,” “believe,” “plan,” “could,” “estimate,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “pursue,” “should,” “target,” “likely” or similar expressions, and include the assumptions that underlie such statements.

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
•supply chain constraints in the semiconductor industry;
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
The foregoing list of important factors should not be construed as exhaustive and should be read in conjunction with the other risk factors herein discussed under Item 1A: “Risk Factors.” Forward-looking statements reflect current views about Velodyne’s plans, strategies and prospects, which are based on information available as of the date of this Annual Report on Form 10-K. Except to the extent required by applicable law, Velodyne undertakes no obligation (and expressly disclaims any such obligation) to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements, which speak only as of the date of this Annual Report on Form 10-K.

PART I. Financial Information

Item 1. Business

Overview

Velodyne is a global leader in lidar technology providing real-time 3D vision for autonomous systems. Our lidar-based smart vision solutions are advancing the development of safe automated systems throughout the world, empowering the autonomous revolution by allowing machines to see their surroundings. Our solutions are deployed in many applications, including autonomous mobile robots, unmanned aerial vehicles (“UAVs”)/drones, last-mile delivery, precision agriculture, advanced security systems, and smart city initiatives, as well as for automotive applications. In automotive applications, our products improve roadway safety by providing perception data for reliable object avoidance and safe path-planning. To improve roadway, bicycle, and pedestrian safety, we sell automotive solutions to the expanding Advanced Driver Assistance Systems (“ADAS”) market, which will incrementally address the requirements of the National Highway Traffic Safety Administration (“NHTSA”) 5-Star Safety Ratings System. In the past, purchases of our solutions in these markets have been primarily focused on research and development projects. We are now seeing growth within this sector of the industry as many of our non-automotive customers move into commercial production with their offerings.

Through our direct sales team as well as through distributors, we sell to both automotive customers, including top automotive OEMs, system integrators, and last-mile delivery providers, as well as to non-automotive customers, who are providing an array of applications, including industrial, drone, and security applications.

We believe that our lidar technologies can significantly reduce the number of lives lost in vehicle crashes and substantially reduce pedestrian and bicyclist fatalities. Beyond the automotive industry, our technology can also help reduce injuries in areas such as factories, construction sites, mines, oil rigs and ports. Lidar technology can also enhance public welfare through security and smart city applications. In addition, our solutions are being used in applications such as touchless delivery, sanitation and physical distance tracking, which are advancing safety and health measures during the COVID-19 pandemic.

Business Combination
On September 30, 2020, Graf Industrial Corp. (“Graf”), the Company’s predecessor and a special purpose acquisition company (“SPAC”), consummated a business combination with the pre-combination Velodyne Lidar, Inc. (the “Business Combination”). On September 30, 2020, Velodyne Lidar’s common stock and warrants began trading on the Nasdaq Global Select Market under the symbol “VLDR” and “VLDRW,” respectively.

Our Technology Platform

Our hardware and software solutions center around our proprietary lidar sensor technology, which enables real-time, three-dimensional vision of the surrounding environment for a breadth of autonomous and intelligent systems.

To perceive the environment in 3D, our sensors emit a series of laser pulses, typically millions of pulses each second, which bounce off objects in the environment and return to the sensors. Our devices measure the time each pulse traveled and uses highly sophisticated, real-time algorithms to create digital, machine-readable maps of the surrounding environment. These maps have up to centimeter-level precision and capture rich detail around the sensors. Since the maps are continually refreshed every few milliseconds, they can be used to perceive both static and dynamic objects. Unlike cameras that are two-dimensional and radar that is not capable of high-definition imaging, our lidar captures a precise, high definition, three-dimensional view of the environment. These characteristics make our lidar technology an ideal sensor platform for cars, robots and other autonomous machines to perceive the world as they move through it.

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

Surround View Lidar

We offer a broad lineup of surround-view lidar to support numerous end applications, including autonomous vehicles, drones, security, mobile robots and mapping.

Alpha Prime (VLS-128) is our flagship surround-view lidar capable of 300-meter range, specifically made for autonomous driving and advanced vehicle safety at highway speeds. The lidar sensor incorporates 128 lasers and provides real-time 3D data up to 0.1-degree vertical and horizontal resolution. The Alpha Prime provides a superior combination of range, resolution and precision to enable Level 4 and Level 5 autonomous vehicles to function both at highway speeds as well as in low-speed urban environments. We were recognized with the Pace Automotive Award for this product.

Ultra Puck (VLP-32) is the third generation of the Puck family. The high-density, long-range image generated by the Ultra Puck makes it a desirable solution for robotics, mapping, security, driver assistance and autonomous navigation. The Ultra Puck also enables our Intelligent Infrastructure Solutions (IIS) discussed below under “-Software.” Ultra Puck uses 32 lasers to double the range and resolution of its predecessor at a range of up to 200 meters. Ultra Puck also introduces firing exclusion and advanced features designed to minimize false positives. The compact design is small and light enough to be placed below a car’s side-view mirror and reduces the cost of the system required for a fully-autonomous vehicle.

Puck (VLP-16) offers 16 lasers and a 100-meter range. Developed with mass production and affordability in mind, the Puck retains the multi-laser design of our other sensors while offering lower power consumption, lighter weight and a more compact footprint at an attractive price point, making it suitable for low speed autonomy and driver assistance applications.

Puck Hi-Res (VLP-16 Hi-Res) is a further iteration of the original Puck and is designed for applications requiring high image resolution. While retaining surround view and 100-meter range, this sensor compresses the vertical field-of-view from 30 degrees to 20 degrees for a tighter laser distribution spaced at 1.33 degrees instead of 2.00 degrees. This design delivers more details in the 3D image at longer ranges and enables the host system to not only detect but also better identify objects at these greater distances.

Puck LITE (VLP-16 LITE) weighs 590 grams and was designed expressly to address the exacting requirements of the UAV and aerial 3D mapping markets. Puck LITE achieves the performance of the original Puck while reducing the sensor weight by approximately 30 percent, enabling longer flight times. This lightweight, high-performance sensor retains 360-degree surround view to capture real-time 3D lidar data.

HDL-32E was released in response to demand for a more compact and lighter sensor and Velodyne’s second-generation 3D lidar solution extends the core 360-degree technology developed for the HDL-64E, the world’s first commercially available real-time 3D lidar. The HDL-32E features 32 lasers aligned over a 40-degree vertical field-of-view, and can generate up to 1.39 million points per second. The HDL-32E measures 5.7 inches high by 3.4 inches wide, weighs less than 2 kilograms and is developed to meet stringent military and automotive environmental specifications.

Solid State Lidar

Our solid state lidar technology combines the reliability and lifetime of traditional micro electro-mechanical systems (“MEMS”) solutions while also providing longer sensing range.

Velarray M1600 is designed for autonomous applications in sidewalk, commercial and industrial settings, the Velarray M1600 provides outstanding near-field perception at a range of 0.1 to 30 meters for safe navigation in diverse environmental conditions. The Velarray M1600’s optimal combination of data-rich resolution and broad field-of-view enables precise mapping and obstacle avoidance. With a durable design, this sensor is aesthetically well-suited for external mounting and easily embeddable in a robot’s sensor compartment. The Velarray M1600 features our micro-lidar array (“MLA”) architecture, a robust and reliable design for mass production.

Velarray H800 delivers a solid state lidar sensor for ADAS and autonomous applications. The Velarray H800’s range – from .01 to 200 meters – combined with wide horizontal field of view (“FOV”) detect objects early to enable safe stopping distances in urban driving scenarios and collision avoidance on curves and turns. Its vertical FOV can provide detection of near-range small and overhead objects, while covering corner use-cases including sloping roads. The Velarray H800’s range enables advanced highway ADAS features such as Adaptive Cruise Control, Lane Keep Assist, and Automatic Emergency Braking. With a configurable frame rate, the Velarray H800 offers point cloud density for high resolution mapping and object classification tasks. The Velarray H800 also features our MLA architecture.

Software

Vella Development Kit (VDK) provides access to Velodyne’s lidar-based perception software paired with Velodyne’s world-class sensors. VDK demonstrates Velodyne’s software capabilities, allowing customers to plug in Velodyne’s lidar with an off-the-shelf library of functions, advancing solution development for ever-evolving applications, and accelerating time to market. VDK is capable of functioning across multiple operational design domains (ODD), initially for urban and highway roadway ODDs and will target warehouse and sidewalk environments in the future.

Intelligent Infrastructure Solution (IIS) is designed to solve some of the most challenging and pervasive infrastructure problems. Paired with our lidar sensors and combined with Bluecity’s AI software, users can monitor traffic networks and public spaces to generate real-time data analytics and predictions, which is designed to enable improve traffic and crowd flow efficiency, advancing sustainability and protecting vulnerable road users in a wide range of weather and lighting conditions.

Products under Development

The following products are under development and are not yet available for commercial shipment to customers. There are risks associated with developing and producing these new products. See Item 1A: “Risk Factors—Risks Related to Velodyne’s Business—The markets in which Velodyne competes are characterized by rapid technological change, which requires it to continue to develop new products and product innovations, and could adversely affect market adoption of its products” as well as other factors described in Item 1A.

Solid State Lidar

Velabit will bring Velodyne’s performance and design to an embedded solution that can be hidden around or inside the vehicle. Aimed at satisfying a growing set of price-sensitive applications, Velabit is designed to retain 100 meter range and high precision while being packaged in our smallest form factor. The Velabit will be our lowest-priced sensor.

Software Solutions

Vella is designed to offer a full software ADAS solution built around lidar. The Vella software solution is designed to deliver a rich set of safety and autonomy applications to any vehicle that utilizes a Velarray lidar. For automotive applications, Vella interprets lidar point cloud data to perform obstacle detection and tracking for avoiding and mitigating crashes with dynamic and static objects, including vulnerable road users and vehicles. Through predictive collision monitoring, Vella compares an object’s trajectory with that of the ego vehicle, in order to identify and avoid imminent crash scenarios.

We believe Vella will provide an opportunity for us to monetize our data assets, providing us with a potential new source of revenue through a data and software services model.

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

In 2021, 2020 and 2019, approximately 300 customers, including distributors who sell our products to additional over 150 end customers, purchased lidar solutions from us. Approximately 200 of those customers were in non-automotive markets. In 2021, 2020 and 2019, two customers each accounted for more than 10% of our revenue. We define the number of customers as the number of customers for which we have received an order for one or more of our products. A single organization or customer may represent multiple customers due to separate divisions, segments or subsidiaries.

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

Manufacturing

We have dedicated teams focused on manufacturing processes, such as those that include proprietary alignment and calibration techniques. Our teams leverage automation steps to lower manufacturing times, improve yield and position us and our manufacturing partners to produce at increasing scale as our customers’ requirements increase. We expect to reduce our in-house manufacturing and increasingly leverage the experience of our current and future manufacturing partners. We plan to expand our manufacturing partnerships in 2022 to include VLS-128 and Velarray by transferring these products currently manufactured in-house to qualified external manufacturing partners.

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

The market for perception solutions for autonomous applications is an emerging market, with many potential applications in the development stage. As a result, we face competition from a range of companies seeking to have their products incorporated into these applications that are being developed and it may take a long period of time for our primary competitors to emerge. Our competitors are also working to advance technology, reliability and innovation in their development of new and improved solutions. Although we believe that we have market-leading technology, we continue to face competition from existing competitors and new companies emerging in the lidar, camera and radar industries. It is our belief that it will take most of these new smaller companies a substantial period of time to gain the recognition and trust of top-tier automotive OEMs, as well as customers and partners in other non-automotive industries. Many of our competitors offer products targeted for niche applications. Some competitors are currently selling products that offer lower levels of performance in ADAS and new markets. In the ADAS market, a number of competitors have already achieved substantial market share using camera and radar-based perception sensing solutions, although we believe we offer a higher performance product that empowers higher performance ADAS systems, which we believe have the potential to displace current offerings and increase our market share.

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

We expect demand in the automotive market to be driven by regulatory and customer demand for lidar solutions. Based on third party data, we estimate that the total market size for vehicles deploying lidar technology will be approximately over three million vehicles by 2026. Generally, the number of lidar sensors to be deployed on each vehicle in the market depends on the level of autonomy and the type of lidar sensors utilized, which we expect to range from one to four sensors. We believe that, in most cases, more lidar sensors, or at least lidar sensors with greater functionality, will be required as the level of autonomy increases towards full autonomy. In addition to the automotive market, we believe there are significant market opportunities available for our technology in the industrial, drones, autonomous mobile robots and 3D mapping end-markets that we are actively engaging with customers on. Within the industrial sector there are four primary drivers of lidar adoption:

–Logistics, which includes Port Terminal AGV, autonomous trucks, warehouse AMRs and AGVs, delivery robots, construction and mining. Based on third party estimates from Yole, we believe logistics will be a strong growth driver, with double digit unit growth expected through 2026, yielding over 250,000 lidar units annually by that time.
–Smart Infrastructure, which includes traffic monitoring, security, airport security, smart infrastructure, automated doors and automated retail. All of these applications are in early development and are largely unexplored and emerging, which we refer to as greenfield applications; however, we believe that, with the current government infrastructure spending, this market can grow rapidly over the next five years and, according to Yole, the market is expected to scale to over 200,000 lidar units by 2026.
–Manufacturing, which includes factory automation and smart farming applications, in which lidar is used to aid in autonomous machine maneuvering and operation. We believe this is a rapidly growing segment as supply chains and workforces remain impacted globally.
–Mapping, which includes applications such as aerial, indoor and underground mapping, construction, digital twins, disaster recovery, forestry, safety and survey inspections. According to Global Market Insights, the lidar in mapping market size is expected to exceed $4.0 billion by 2026. The expected market growth reflects the increasing demand for autonomous vehicles and drones, which is creating the need for accurate mapping data.

Sales and Marketing

We continue expanding our sales and marketing efforts to attract new customers and grow orders from existing customers. We have developed a global network of active distributors to sell, install and support our solutions. Our channel partner ecosystem helps develop emerging applications for our lidar technology.

We have launched the Automated with Velodyne program, our integrator ecosystem aimed to commercialize next generation autonomous solutions using our lidar technology. Through the program, we help companies by supporting innovation, promoting applications and creating lasting customer and business relationships. The program reflects our focus on accelerating market adoption of 3D lidar innovations and driving revenue growth for our partners around the world. In addition to a broad portfolio of groundbreaking, versatile lidar sensors, we provide technical, sales and distribution channel service and support. The program includes joint marketing activities to promote partner brands and customer success at trade shows, social and owned media channels, and more. There are over 100 companies in the Automated with Velodyne program. They have used our lidar technologies to build solutions in application areas that include ADAS, autonomous vehicles, mapping, industrial, smart city, drone/UAV, robotics and security.

Through our marketing efforts and strategic relationships, we also continue to expand our global network of customers and channel partners. We are well known to global automotive OEMs, Tier 1 suppliers, and customers that use 3D lidar for non-automotive use cases, including mapping applications, UAVs, robotics, smart cities and industrial applications. These relationships allow us to continue to reach additional customers and partners globally. We also leverage opportunities to present and speak at conferences, executive events, trade shows and industry events to further develop our brand and reputation. These opportunities also allow us to showcase our technology and attract additional customer and channel partner interest. Through industry events and strategic relationships, we continue to identify the evolving needs of our customers and, as a result, develop new and improved solutions. In addition, we have a robust social media presence and are investing in various digital marketing strategies and tools to further reach customers as well as build our brand.

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

Our research and development is largely conducted at our headquarters in San Jose, California. As of December 31, 2021, we had approximately 187 full time employees engaged in our research and development activities.

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

As of December 31, 2021, we had 35 issued and 3 allowed U.S. patents and 59 pending U.S. patent applications. These issued patents begin expiring in 2027. We also have in the aggregate 247 issued non-U.S. patents, pending Patent Cooperation Treaty (PCT) applications and non-U.S. national stage applications corresponding to various U.S. patent applications described above.

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

In addition, our operations are subject to various international, federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. We are subject to the requirements of the federal Occupational Safety and Health Administration, as amended, (“OSHA”), and comparable international, state and local laws that protect and regulate employee health and safety.

At both the federal and state level, the U.S. has provided a positive legal environment to permit safe testing and development of autonomous functionality. We do not anticipate any near-term standards that would impede the foreseeable deployments of our lidar technology.

As the principal legal and regulatory authority for vehicle safety, the National Highway Traffic Safety Administration (“NHTSA”) establishes Federal Motor Vehicle Safety Standards (the “FMVSS”) for motor vehicles and motor vehicle equipment. The Agency oversees the actions that manufacturers of motor vehicles and motor vehicle equipment are required to take regarding the reporting of information related to defects or injuries related to their products and the recall and repair of vehicles and equipment that contain safety defects or fail to comply with the FMVSS.

As the vehicles that carry our sensors go into production, we are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting requirements. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (“TREAD”), which requires equipment manufacturers to comply with “Early Warning” requirements by reporting certain information to the NHTSA, such as information related to defects or reports of injury related to their products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. As the development of federal, state, and international regulation of autonomous systems and vehicles continues to evolve, we may be subject to additional regulatory schemes.

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

Human Capital Resources

As of December 31, 2021, we employed approximately 407 people. We also engage numerous consultants and contractors to supplement our permanent workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees. We are focused on aligning our valued human capital resources to our strategic priorities with a strong focus on leadership development, employee engagement and company culture. As part of our commitment to employee development, we make ongoing investments in our team, including hiring a Chief People Officer in October 2020 to lead our global human resources organization.

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
•Current supply chain constraints, including in the semiconductor market, could adversely affect our growth, increase costs, and adversely affect our financial results.
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
•The failure to maintain effective internal control over financial reporting could harm our business and negatively impact the market price of our common stock.

Risks Related to Our Business

Any projections we may provide about our business or expected future results may differ significantly from actual results.

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations, including our previously announced projected revenues. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Given the complexity and volatility of our business, the impact of the ongoing COVID-19 pandemic on our business and that of our customers and partners, uncertainty overall global economic conditions, it is likely that our prior forecasts for periods subsequent to 2021 will prove to be incorrect. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. If any analysis or forecast that we make ultimately proves to be inaccurate, our stock price may be adversely affected.

Any financial projections we have provided, including projections related to our future revenues, reflect numerous qualitative estimates and assumptions including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. The projections are not predictive of our actual future results and should not be construed as financial guidance for any future period. In addition, any projections should be read in conjunction with the accounting policies included in Note 1. “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K and with these risk factors.

Since many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require complex technology and long lead times for development. Because these automotive systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components of Velodyne or others not being ready to be deployed in vehicles. Although some companies have released systems and vehicles using our products, others may not be able to commercialize this technology in the near future, or at all. Regulatory, safety or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. This also creates supply issues, as we have had difficulty meeting demand for certain products due to constrained manufacturing capacity. As a result, the financial projections we have made or may in the future make necessarily reflect various estimates and assumptions that may not prove accurate. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, inventory requirements or our future financial results, our business, results of operations and financial condition will be adversely affected.

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

We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We also have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity is not higher than other companies with which we compete for employees, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $212.2 million for 2021, $149.9 million for 2020 and $67.2 million for 2019. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Current supply chain constraints, including in the semiconductor market, could adversely affect our growth, increase costs, and adversely affect our financial results.

We rely on third-party manufacturers to produce our custom ASICs, and we have been informed that certain ASICs are being discontinued by our suppliers. We have made considerable investments to develop our proprietary ASICs and our smart vision solutions depend on them. While we are working with our third-party manufacturers to minimize the impact of the shortage, we expect that these supply chain shortages will have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results if we are not successful in locating alternate supplies, particularly for the discontinued ASICs, or if the shortage continues. If third-party manufacturers of our custom ASICs experience interruptions, delays or disruptions in supplying our ASICs or if there are work stoppages, production delays or facility closures due to the COVID-19 pandemic, our ability to ship our smart vision solutions will be delayed and we may be unable to meet customer demand.

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

If we are unable to fix errors or other problems, we could experience:
•loss of customers;
•loss of market share;
•damage to our brand and reputation;
•increased service costs;
•replacement costs;
•increased insurance costs; and
•inability to achieve market acceptance.
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
The costs we incur correcting product defects or errors may be substantial and could adversely affect our operating results. Although we test our products for defects or errors prior to product release and during production, our customers still occasionally catch defects or errors that we miss. Such defects or errors have occurred in the past and may occur in the future. To the extent product failures are material, they could adversely affect our business, operating results, customer relationships, reputation and prospects. Compatibility issues between our products and the protocol, or among different products that nominally conform to the protocol, could disrupt our customers’ operations, hurt our customer relations and materially adversely affect our business and prospects.

Our transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We are transitioning from a manufacturing model in which we primarily manufactured and assembled our products at our California location, to one where we rely on third-party manufacturers. We currently have agreements with strategic partners to provide contract manufacturing of certain of our products. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with new partners, we may lose revenue, incur increased costs and harm our customer relationships.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. For example, in the second half of 2021 we experienced capacity constraints as we worked with our third-party manufacturers to overcome component constraints in the supply chain and increase production, and as a result of the semiconductor shortage, we expect this trend to continue in the near term. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. The COVID-19 pandemic has caused interruptions in our manufacturing operations and production delays. For example, our personnel have not been able to travel to Thailand to meet with a key manufacturing partner. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We operate in a highly competitive market and some market participants have substantially greater resources. We compete against a large number of both established competitors and new market entrants.

The markets for sensing technology applicable to autonomous and other solutions across numerous industries are highly competitive. We compete against a large number of companies, including established competitors and new market entrants, in all of the markets we serve. Our future success will depend on our ability to continue to develop and protect from infringement of our advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors are numerous and they compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technology. We face competition from camera and radar companies, other developers of lidar products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than we do. Today, we believe there are more than 50 such companies including Luminar, Innoviz, Ouster, Aeva, AEye, Valeo, Hesai, Robosense, Quanergy, Cepton and others, as well as from many lower-end lidar offerings. In the automotive market, our competitors have commercialized non-lidar-based ADAS technology which has achieved market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, research and development and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our smart vision solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In markets outside of the automotive industry, our competitors, like Velodyne, seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology. Additionally, increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the sales of our products or cause it to lose market share, any of which will adversely affect our business, results of operations and financial condition.

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
•Fluctuations in demand for our products.
•The mix of products sold in any quarter.
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

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 34%, 57% and 45% of our revenue during 2021, 2020 and 2019, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. By the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $77.9 million, $88.1 million and $56.9 million during 2021, 2020 and 2019, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In 2021, 2020 and 2019, our top 20 customers represented 79%, 81% and 83% of our revenue, respectively. There were two customers that each accounted for more than 10% of our revenue in 2021, 2020 and 2019. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

Many of the members of our management team have limited experience managing a publicly- traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired or assumed new roles. Our management team may not successfully or efficiently manage their new roles and responsibilities, our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. In addition, we will need to implement and continue to operationalize many of the policies and controls needed to operate as a public company. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 65%, 66% and 54% of our revenue during 2021, 2020 and 2019, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•Exchange rate fluctuations.
•Political and economic instability (including an outbreak or escalation of a regional conflict, such as the current situation in Ukraine) , international terrorism and anti-American sentiment, particularly in emerging markets.
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

We are subject to, and must maintain compliance with, the regulatory requirements under the Federal Food, Drug, and Cosmetic Act or the Food and Drug Administration (FDA).

As a lidar technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure, including eye safety. Manufacturers are required to certify in product labeling and in reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement.

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

For example, we recently achieved a favorable result in two proceedings before the U.S. Patent Trial and Appeal Board (“PTAB”) where the PTAB upheld the validity of our patent claims that were being challenged as unpatentable by one of our competitors.That decision was appealed to the Federal Circuit court, who upheld the validity of the patent. There is also litigation pending in the U.S. District Court for the Northern District of California, and we cannot guarantee a favorable outcome in the litigation.

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

Any such litigation, whether initiated by us or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect our business, operating results and financial condition. Even if it obtains favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our smart vision solutions or certain aspects of our solutions that we consider proprietary. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available and competitors based in other countries may sell infringing products in one or more markets. An inability to adequately protect and enforce our intellectual property and other proprietary rights or an inability to prevent authorized parties from copying or reverse engineering our smart vision solutions or certain aspects of our solutions that we consider proprietary could seriously adversely affect our business, operating results, financial condition and prospects.

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

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims and our indemnity obligations. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

Our defense of intellectual property rights claims brought against Velodyne or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, operating results, financial condition and prospects.
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

As of December 31, 2021, we had $367.3 million of U.S. federal and $107.2 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2039 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an analysis and determined that the Business Combination did not result in an “ownership change” for purposes of Section 382 and Section 383 of the Code.

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

We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain effective internal control over financial reporting could harm our business and negatively impact the market price of our common stock.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). As a result of the SEC Statement, we re-evaluated the accounting treatment of our warrants and concluded that certain warrants should have been classified as a liability measured at fair value, for the 30-day period from September 29, 2020 to October 29, 2020. As part of the re-evaluation process, we identified a material weakness in our internal control over financial reporting related to the accounting for certain of our warrants. Accounting for these warrants as a liability instead of equity would have reduced non-operating expense and net loss by $1.6 million for 2020. Additionally, a corresponding $1.6 million adjustment would have been made to reduce our accumulated deficit with an offsetting adjustment to additional paid in capital in our equity accounts at December 31, 2020. Accounting for these warrants as a liability instead of equity would not have any effect on Velodyne’s previously reported revenues, assets, liabilities, total equity, or cash flows for the year ended December 31, 2020. We have concluded the effects of accounting for the warrants as a liability instead of equity were immaterial to the previously issued financial statements. We have made an immaterial adjustment to our equity accounts for the effects of the accounting for the warrants in our consolidated statement of stockholders’ equity and balance sheet at December 31, 2021 by decreasing our accumulated deficit by $1.6 million with an offsetting decrease to our additional paid in capital.

As of December 31, 2020, our management determined that we did not maintain effective internal control over financial reporting as a result of identifying a material weakness related to our process and controls over tracking and reporting whistleblower complaints and litigation matters, which was remediated in the fourth quarter of 2020. In addition, management identified a material weakness in connection with our failure to adequately review revenue schedules associated with non-standard revenue arrangements, which resulted in misstatements of revenue and deferred revenue for the three months ended December 31, 2020. These misstatements have been corrected as of the end of 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

The material weaknesses identified above have been remediated as of December 31, 2021. We have incurred significant costs to remediate these weaknesses, primarily personnel costs and external consulting and legal fees. However, completion of remediation does not provide assurance that our controls will operate properly or that our financial statements will be free from error, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. There may be additional undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Further, to the extent we identify additional material weaknesses, we will not be able to fully assess whether corrective measures will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional errors that result in material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify additional material weaknesses in our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. This could cause investors to lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities.

We may face litigation and other risks as a result of prior material weaknesses in our internal control over financial reporting.

Following the issuance of the SEC Statement and after consultation with our independent registered public accounting firm, we concluded that it was appropriate to re-evaluate certain of our warrants as liability measured at fair value, for the 30-day period from September 29, 2020 to October 29, 2020. As part of the re-evaluation process, we identified a material weakness in our internal control over financial reporting related to the accounting for certain of our warrants. As of December 31, 2020, our management determined that we did not maintain effective internal control over financial reporting as a result of identifying a material weakness related to our process and controls over tracking and reporting whistleblower complaints and litigation matters, which was remediated in the fourth quarter of 2020. In addition, management identified a material weakness in connection with our failure to adequately review revenue schedules associated with non-standard revenue arrangements, which resulted in misstatements of revenue and deferred revenue for the three months ended December 31, 2020. These misstatements have been corrected as of the end of 2020.

As a result of such material weaknesses, the change in accounting for our warrants, the failure to adequately review revenue schedules associated with non-standard revenue arrangements, the failure to track and report whistleblower complaints and litigation and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking federal and state securities laws, contractual claims or other claims arising from the re-evaluation of our warrants, the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have previously identified material weaknesses in our internal control over financial reporting, and additional such weaknesses may be discovered in the future. See “—We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain effective internal control over financial reporting could harm our business and negatively impact the market price of our common stock.” Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

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

We had approximately 197.3 million shares of common stock outstanding as of December 31, 2021, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by other investors are also freely tradable, subject to compliance with Rule 144 under the Securities Act. In addition, there are an additional up to 39,594,032 shares issuable upon exercise of a warrant held by Amazon, which will be registered for resale. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of December 31, 2021, we had outstanding warrants exercisable for 5,973,870 shares of common stock at $11.50 per share. The shares of our common stock issued upon exercise of our Warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Prior to the filing of this Annual Report on Form 10-K, David Hall controlled the votes of the majority of our common stock. As a result, we were a “controlled company” for purposes of the Nasdaq corporate governance rules and were exempt from certain governance requirements otherwise required by Nasdaq, including requirements:

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

David Hall, our former chairman and CEO, holds voting rights with respect to an aggregate of approximately 80.8 million shares of common stock, which represented approximately 40.9% of the voting power of our outstanding capital stock as of December 31, 2021. In addition to the approximately 59.5 million shares of common stock currently held by Mr. Hall, which represented approximately 30.1% of the voting power of our capital stock as of December 31, 2021, stockholders holding approximately 21.3 million shares of common stock, including Marta Hall, a member of our Board, and certain other family members of Mr. Hall, have entered into agreements granting Mr. Hall an irrevocable proxy to vote such stockholders’ shares at Mr. Hall’s sole discretion on all matters to be voted upon by stockholders. As a stockholder, Mr. Hall is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally and could adversely affect the market price of our common stock.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we have undertaken and expect to continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Additionally, we have previously identified material weaknesses in our internal control over financial reporting. We remediated one material weakness in the fourth quarter of 2020 and the rest in 2021. See “—We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain effective internal control over financial reporting could harm our business and negatively impact the market price of our common stock.” Our management has devoted significant time, attention and resources to these remedial efforts and intends to hire additional personnel as part of our remediation plan.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Jose, California, consisting of approximately 205,000 square feet of office and manufacturing space. We also lease offices in Alameda, California, Riisselsheim, Germany, Beijing, China, and Bengaluru, India. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 16, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

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

Holders

As of February 21, 2022, there were 60 holders of record of our common stock and one holder of record of our warrants.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Velodyne Lidar, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from September 30, 2020 (the first trading day of VLDR) through December 31, 2021, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Russell 2000 Index assumes an investment of $100 on September 30, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Item 6. [Reserved]

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

The following section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 17, 2021.

Overview

Velodyne is a global leader in lidar technology providing real-time 3D vision for autonomous systems. Our lidar solutions are advancing the development of safe automated systems throughout the world, thereby empowering the autonomous revolution by allowing machines to see their surroundings. Our lidar-based smart vision solutions are also deployed in many non-automotive applications, including autonomous mobile robots, UAVs, drones, last-mile delivery, precision agriculture, advanced security systems, and smart city initiatives.

We also license our technology and provide development services to customers and business partners. In 2021, we generated over half of our revenue from sales to customers deploying our smart vision solutions in non-automotive applications. In addition, we are transitioning from field programmable gate arrays to ASICs in order to further improve performance of our products, lower costs and reduce reliance on any key suppliers.

Business Combination
On September 30, 2020, Graf consummated a business combination with the pre-combination Velodyne Lidar, Inc. The aggregate consideration for the Business Combination and related transactions was approximately $1.8 billion, consisting of (i) $222.1 million in cash at the closing of the Business Combination, net of transaction expenses, and (ii) 150,277,532 shares of common stock valued at $10.25 per share, totaling $1.5 billion. For additional information regarding the Business Combination, see Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 2. “Business Combination and Related Transactions” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Impact of COVID-19

The extensive impact of the pandemic caused by the novel coronavirus (COVID-19) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. We witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we continued to experience disruptions to our business due to the COVID-19 pandemic during 2021.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect our business in several ways.

•Operations and supply chain. As a result of COVID-19, we experienced some production delays throughout 2021 due to travel restrictions to Thailand, the location of one of our key manufacturing partners. The San Jose factory continued to produce the major lidar products to support customer demand, augmented by our contract manufacturing partners. The San Jose factory confirmed several cases of COVID-19 from external exposure. As part of our continuing COVID-19 mitigation efforts, we perform audits of our supply chain and work with key suppliers to proactively mitigate potential supply constraints. Supply chain disruption due to COVID-19 has been minimal, however, the global supply of certain components, especially in the semiconductor space, requires ongoing vigilance as both lead times and prices reflect demand exceeding industry supply, and our plans to transition production from our San Jose factory to our contract manufacturing partners have experienced delays as a result of travel restrictions.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance as these estimates involve a greater degree of judgment and complexity.

Revenue Recognition

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

Accounting for contracts recognized over time involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. We review and update our contract-related estimates regularly, and record adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized in the period in which the revisions to the estimates are made.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt the new standard in the first quarter of 2023 and are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. ASU 2020-10 is effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-10 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. We expect to adopt ASU 2020-10 beginning January 1, 2022, and do not expect the adoption to have a material impact on our consolidated financial statements and related footnote disclosures.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth our consolidated results of operations data for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Product	$48,002	$68,355	$81,424
License and services	13,922	27,007	19,974
Total revenue	61,924	95,362	101,398
Cost of revenue:
Product(1)	67,313	69,115	69,903
License and services	525	1,131	1,727
Total cost of revenue(1)	67,838	70,246	71,630
Gross profit (loss)	(5,914)	25,116	29,768
Operating expenses(1):
Research and Development	77,863	88,080	56,850
Sales and Marketing	68,025	31,753	21,873
General and administrative	70,307	65,732	20,058
Gain on sale of assets held-for-sale	—	(7,529)	—
Restructuring	—	984	—
Total operating expense	216,195	179,020	98,781
Operating loss	(222,109)	(153,904)	(69,013)
Interest income	448	152	1,146
Interest expenses	(80)	(106)	(77)
Other income (expense), net	10,150	(90)	35
Loss before income taxes	(211,591)	(153,948)	(67,909)
Provision for (benefit from) income taxes	645	(4,084)	(683)
Net loss	$(212,236)	$(149,864)	$(67,226)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods presented (the table may not foot due to rounding difference):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product	78%	72%	80%
License and services	22	28	20
Total revenue	100	100	100
Cost of revenue:
Product	109	72	69
License and services	1	1	2
Total cost of revenue	110	74	71
Gross profit (loss)	(10)	26	29
Operating expenses:
Research and Development	126	92	56
Sales and Marketing	110	33	22
General and administrative	114	69	20
Gain on sale of assets held-for-sale	—	(8)	—
Restructuring	—	1	—
Total operating expense	349	188	97
Operating loss	(359)	(161)	(68)
Interest income	1	—	1
Interest expenses	—	—	—
Other income (expense), net	16	—	—
Loss before income taxes	(342)	(161)	(67)
Provision for (benefit from) income taxes	1	(4)	(1)
Net loss	(343)%	(157)%	(66)%

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$2,050	$7,417	$—
Research and Development	12,787	37,030	97
Sales and Marketing	46,259	14,773	—
General and administrative	26,007	32,280	38
Total stock-based compensation expense	$87,103	$91,500	$135

Prior to the Business Combination, compensation expense related to RSAs and RSUs granted under the pre-combination Velodyne’s stock incentive plans remained unrecognized because the performance vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, was not probable of being met. In connection with the Business Combination, the Board waived the liquidity event vesting condition applicable to the pre-combination Velodyne's RSUs and RSAs on October 30, 2020 and May 18, 2021, respectively. As such, the outstanding RSUs and RSAs vested to the extent the applicable service condition was satisfied as of such dates. The vesting of the RSUs and RSAs resulted in approximately $77.5 million and $45.1 million of incremental stock-based compensation expense in the fourth quarter of 2020 and second quarter of 2021, respectively.

Comparison of 2021 to 2020

Revenue

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2021	2020	2021/2020	2021/2020
Revenue:
Products	$48,002	$68,355	$(20,353)	(30)%
License and services	13,922	27,007	(13,085)	(48)
Total	$61,924	$95,362	$(33,438)	(35)
Revenue by geographic location:
North America	$23,313	$41,228	$(17,915)	(43)%
Asia and Pacific	25,977	39,310	(13,333)	(34)
Europe, Middle East and Africa	12,634	14,824	(2,190)	(15)
Total	$61,924	$95,362	$(33,438)	(35)

The majority of our revenue comes from the sale of our lidar sensors directly to end users and through our network of U.S. and international distributors. Product revenue is recognized when control of the products is transferred to the customer, which is generally upon shipment. For custom products that require engineering and development based on customer requirements, revenue is recognized over time using an output method based on units of product shipped to date relative to total production units under the contract. We also generate a portion of our revenue from intellectual property licensing, royalties and the sale of services related to product development, validation, extended warranty and product repair services. License revenue is recognized upon delivery of the intellectual property if there are no substantive future obligations to perform under the arrangement. Royalties are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. As our manufacturing partners to whom we have licensed our technology start selling to customers, we expect royalty revenue to increase. Service revenue is recognized as the services are performed.

2021 vs. 2020

Total revenue decreased by $33.4 million, or 35%, to $61.9 million for 2021 from $95.4 million for 2020. The $20.4 million decrease in product revenue reflected a $11.1 million nonrecurring stocking fee in 2020 and a decrease of $16.3 million related to reduction in average selling price for lidar sensors, partially offset by an increase of $7.0 million in the volume and mix of sensors and parts sold. The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. The reduction in average selling price reflected our continued objective to drive additional adoption of our smart vision solutions in multiple end markets. Our revenue has been subject to significant fluctuations. Our customers in pre-commercial development phase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $13.1 million decrease in license and service revenue reflected primarily a $10.1 million decrease in nonrecurring license revenue from the patent cross-license agreements entered into during the second and third quarter of 2020, and a $3.7 million non-recurring engineering services revenue in 2020 that did not recur in 2021.

The $17.9 million decrease in North America revenue for 2021 was due to a $11.1 million nonrecurring stocking fee, a $3.7 million non-recurring engineering services revenue in 2020 that did not recur in 2021 and a decrease of $3.2 million related to reduction of average selling price of units sold. The $13.3 million decrease in Asia-Pacific revenue was primarily due to a $10.1 million decrease in license revenue from our patent cross license agreements, a decrease of approximately $6.5 million due to reduction of average selling price of units sold, partially offset by an increase of approximately $3.3 million related the volume and mix of units sold. The $2.2 million decrease in Europe, Middle East and Africa revenue reflected a decrease of $6.5 million due to reduction of average selling price, partially offset by an increase of $4.4 million related to volume and the mix of sensors sold.

Cost of Revenue and Gross Margin

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2021	2020	2021/2020	2021/2020
Cost of revenue:
Product	$67,313	$69,115	$(1,802)	(3)%
License and services	525	1,131	(606)	(54)
Total cost of revenue	$67,838	$70,246	$(2,408)	(3)
Gross margin	(10)%	26%

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

Our gross margin varies by product and depends on a variety of factors, including market conditions that may impact our pricing, including our desire to broaden customer adoption of lidar across multiple industries and markets; product mix changes between established products and new products and licenses; excess and obsolete inventories; our cost structure for manufacturing operations, including supply constraints for certain commodities during the next fiscal year, third-party manufacturers, relative to volume; and product support obligations. We also believe our transition to an outsourced manufacturing model will favorably impact our gross margin over time. In addition, our license revenue has lower cost, and therefore it contributes to higher gross margin. We expect our gross margins to fluctuate over time, depending on the factors described above.

2021 vs. 2020

Cost of revenue decreased by $2.4 million, or 3%, to $67.8 million for 2021 from $70.2 million for 2020. The $1.8 million product cost decrease was primarily driven by a decrease of $5.4 million in stock-based compensation and cost savings of $6.8 million as a result of our transition to building products at our contract manufacturers, partially offset by increases of $10.9 million cost related to volume and mix of units sold.

Gross margin decreased from 26% for 2020 to (10)% for 2021, primarily reflecting the timing of high margin license and services revenues and reductions in the average selling price for sensors. We expect to decrease manufacturing labor and overhead costs as we outsource production to our contract manufacturing partners, with the objective of reducing the per unit cost of revenue.

Operating Expenses

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2021	2020	2021/2020	2021/2020
Operating Expense:
Research and development	$77,863	$88,080	$(10,217)	(12)%
Sales and marketing	68,025	31,753	36,272	114%
General and administrative	70,307	65,732	4,575	7%
Gain on sale of assets held-for-sale	—	(7,529)	7,529	(100)%
Restructuring	—	984	(984)	(100)%
Total operating expenses	$216,195	$179,020	$37,175	21%

Research and Development

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

2021 vs. 2020

Research and development expenses decreased by $10.2 million, or 12%, to $77.9 million for 2021 from $88.1 million for 2020. The decrease was primarily due to a decrease of $24.2 million in stock-based compensation expense, partially offset by increases of $4.2 million in personnel related costs, $6.2 million in outside services and engineering fees, and $2.0 million in prototype costs.
Sales and Marketing

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

2021 vs. 2020

Sales and marketing expenses increased by $36.3 million, or 114%, to $68.0 million for 2021 from $31.8 million for 2020. The increase was primarily attributable to an increase of $31.5 million in stock-based compensation expense related to the vesting of RSAs in May 2021, and $3.9 million related to increased investment in sales and marketing personnel.
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

2021 vs. 2020

General and administrative expenses increased by $4.6 million, or 7%, to $70.3 million for 2021 from $65.7 million for 2020. The increase was primarily attributable to increases of $4.6 million in personnel-related costs, $3.7 million in professional services, $3.3 million in insurance expense and $1.8 million in bad debt reserves, partially offset by a decrease of $6.3 million in stock-based compensation expense and non-recurring IPO related expenses of $3.5 million in 2020.

Gain on Sale of Assets Held-for-Sale

On July 2, 2020, we sold our Morgan Hill properties to a third-party buyer for $12.3 million and recorded a gain of $7.5 million in our operating expenses.
Restructuring

Restructuring expenses primarily consist of costs of employee termination benefits incurred in connection with our restructuring plan to downsize the manufacturing function and related engineering and administrative functions in our California locations in March 2020. The purposes of this plan were to align resource requirements with our initiatives to lower our cost structure and to increase our production capacity by outsourcing a majority of manufacturing activities. The plan included a reduction of workforce and has been completed as of December 31, 2020. As a result of the restructuring program, we incurred restructuring charges totaling $1.0 million for 2020, primarily related to employee severance related costs.

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2021	2020	2021/2020	2021/2020
Interest income	$448	$152	$296	195%
Interest expense	(80)	(106)	26	(25)%
Other income (expense), net	10,150	(90)	10,240	(11,378)%
Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Interest expense consists primarily of interest on our equipment financing leases and credit facility.

2021 vs. 2020
Interest income increased by $0.3 million, or 195%, for 2021 as compared to 2020. The increase was primarily attributable to increases of our average cash equivalent and short-term investment balances in 2021.

Interest expense was primarily related to our capital leases and was insignificant for all periods presented.

Other income, net for 2021 was primarily related to the $10.1 million gain from forgiveness of our PPP loan and related interest under the Coronavirus Aid, Relief, and Economics Security Act (the CARES Act). Other changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the periods presented.

Income Taxes

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2021	2020	2021/2020	2021/2020
Income Taxes:
Loss before income taxes	$(211,591)	$(153,948)	$(57,643)	37%
Provision for (benefit from) income taxes	645	(4,084)	4,729	(116)%
Effective tax rate	(0.3)%	2.7%

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

2021 vs. 2020

We are subject to income taxes in the United States, China, Germany and India. Our effective tax rate changed from 2.7% in 2020 to (0.3)% in 2021. The change in income taxes was primarily due to the $6.7 million tax benefit related to the release of a valuation allowance in the first quarter of 2020 associated with carrying back a portion of our 2019 net operating losses to 2017 that is allowed by the CARES Act, partially offset by a $2.5 million tax expense related to a Chinese foreign income withholding tax.

Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In May 2020, we received a $7.1 million tax refund related to the carryback of a portion of our 2019 net operating losses to 2017. As of December 31, 2021, we had $367.3 million of U.S. federal and $107.2 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2039 for state tax purposes. Based on our analysis, the relief provisions will not have additional material impact on our future consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and short-term investments totaling $294.4 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the Business Combination, PIPE offering, private placements of the pre-combination Velodyne convertible preferred stock, public warrant exercises, employee option exercises and ESPP share purchases, and sales to customers. As of December 31, 2021, we received an aggregate of $227.0 million in net proceeds from the Business Combination and PIPE offering, and an aggregate of $163.0 million in net proceeds from the exercises of our public warrants.

We have a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The agreement includes an option to increase the credit limit up to an additional $15.0 million with the bank’s approval. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the credit facility. The revolving line of credit is secured by certain assets of the Company. As of December 31, 2021, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

On April 8, 2020, we received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program (PPP). We filed for the forgiveness of the PPP loan and were approved for forgiveness of such loan and interest on June 30, 2021.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $526.3 million as of December 31, 2021. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations, including capital expenditures and purchase commitments, for at least the next 12 months. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Note 6. “Leases” and Note 16. “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(120,670)	$(68,437)
Investing activities	(132,697)	(134,527)
Financing activities	72,788	347,726

Operating Activities

During 2021, operating activities used $120.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $212.2 million, impacted by our non-cash net adjustments of $92.5 million primarily consisting of stock-based compensation of $87.1 million, depreciation and amortization of $8.5 million, provision for doubtful accounts of $2.3 million, reduction in carrying amount of the ROU assets of $3.1 million, gain on extinguishment of PPP loan of $10.1 million and accretion on short-term investments of $1.7 million. The cash used in changes in our operating assets and liabilities of $12.5 million was primarily due to an increase of $5.0 million in contract assets, an increase of $1.1 million in prepaid expenses, a decrease of $2.8 million in accounts payable and a decrease of $0.6 million in accrued expenses and other liabilities due to timing of payments, and a decrease of $3.0 million in contract liabilities due to the timing of billings and cash received in advance of revenue. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $11.5 million which primarily consists of a decrease of $8.8 million in inventory primarily due to timing of inventories received, and a decrease of $2.5 million in accounts receivable due to the timing of billings and cash received.

During 2020, operating activities used $68.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $149.9 million, impacted by our non-cash net expense of $96.6 million primarily consisting of stock-based compensation of $91.5 million, depreciation and amortization of $8.4 million, write-off of deferred IPO costs of $3.5 million and provision for doubtful accounts of $0.5 million, partially offset by a gain of $7.5 million from sale of assets held-for-sale. The cash used in changes in our operating assets and liabilities of $20.6 million which primarily consists of an increase of $2.6 million in accounts receivable, a decrease of $6.7 million in accrued expenses and other liabilities due to timing of payments, and an increase of $11.3 million in unbilled receivables from a licensing arrangement with a customer. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $5.4 million was primarily due to an increase of $9.0 million in contract liabilities primarily due to deferred revenues from a licensing arrangement, partially offset by a decrease of $6.1 million in customer deposit. The cash provided from changes in our operating assets and liabilities also included a decrease of $1.6 million in inventories due to timing of inventories received, a decrease of $0.2 million in prepaid and other current assets and an increase of $0.7 million in accounts payable due to timing of payments.

Investing Activities

During 2021, cash used in investing activities was $132.7 million, which was primarily used to purchase short-term investments of $341.0 million, purchase property, plant and equipment of $5.6 million and invest in notes receivable of $0.8 million, partially offset by proceeds from sales and maturities of short-term investments of $214.6 million.

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

Financing Activities

During 2021, cash provided by financing activities was $72.8 million, consisting primarily of net proceeds of $89.3 million from exercises of public warrants and $3.6 million from employee option exercises and ESPP share purchases, partially offset by $20.0 million cash paid for transaction costs related to the Business Combination.

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
Interest Rate Risk

As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $294.4 million, which are comprised of money market funds, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Velodyne Lidar, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Financial Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

As discussed in Notes 3 and 17 to the consolidated financial statements, the Company recorded $61.9 million of total revenue for the year-ended December 31, 2021. The majority of the Company’s revenue is generated from product sales of lidar sensors to direct customers and distributors. Certain product sales revenue is recognized at a point in time when control of the goods are transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The Company’s license and services revenue consist primarily of product development, validation and repair services, intellectual property (IP) license and royalties revenue. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. License revenue recognition is dependent on the nature and terms of each agreement and is recognized upon delivery of the IP if there is no substantive future obligations to perform under the arrangement.

We identified the evaluation of revenue recognition for certain sources of revenue as a critical audit matter. Specifically, significant audit effort was required in evaluating the proper timing and accuracy of revenue recognition for product sales of lidar sensors. In addition, challenging auditor judgment was required to evaluate the proper timing and accuracy of revenue recognition from certain license revenue arrangements due to the nature of specific revenue contracts and the complexity of the underlying terms and conditions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for contracts with customers, including controls related to the accurate recording of revenue for product sales of lidar sensors and license revenue arrangements. For a selection of customer contracts, we read the contracts and evaluated the Company’s assessment of the contract terms impacting the timing of revenue recognition. For a selection of contracted customer transactions, we compared the amount of revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. For a sample of product sales revenue, we evaluated the proper timing and amount of revenue recognized by inspecting the underlying contracts, shipping documents and invoices. For a sample of license revenue, we evaluated the proper timing and amount of revenue recognized by inspecting the underlying contracts and invoices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Santa Clara, California
March 1, 2022

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,064	$204,648
Short-term investments	270,357	145,636
Accounts receivable, net	8,881	13,979
Inventories, net	9,299	18,132
Prepaid and other current assets	14,822	22,319
Total current assets	327,423	404,714
Property, plant and equipment, net	14,710	16,805
Goodwill	1,189	1,189
Intangible assets, net	724	627
Contract assets	12,962	8,440
Other assets	18,413	937
Total assets	$375,421	$432,712
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,105	$7,721
Accrued expense and other current liabilities	35,651	50,349
Contract liabilities	6,348	7,323
Total current liabilities	47,104	65,393
Long-term tax liabilities	443	569
Other long-term liabilities	28,611	25,927
Total liabilities	76,158	91,889
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,250,000,000 shares authorized; 197,346,675 and 175,912,194 shares issued and outstanding as of December 31, 2021 and 2020, respectively	20	18
Additional paid-in capital	825,988	656,717
Accumulated other comprehensive loss	(412)	(230)
Accumulated deficit	(526,333)	(315,682)
Total stockholders’ equity	299,263	340,823
Total liabilities and stockholders’ equity	$375,421	$432,712

See accompanying notes to consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product	$48,002	$68,355	$81,424
License and services	13,922	27,007	19,974
Total revenue	61,924	95,362	101,398
Cost of revenue:
Product	67,313	69,115	69,903
License and services	525	1,131	1,727
Total cost of revenue	67,838	70,246	71,630
Gross profit (loss)	(5,914)	25,116	29,768
Operating expenses:
Research and development	77,863	88,080	56,850
Sales and marketing	68,025	31,753	21,873
General and administrative	70,307	65,732	20,058
Gain on sale of assets held-for-sale	—	(7,529)	—
Restructuring	—	984	—
Total operating expenses	216,195	179,020	98,781
Operating loss	(222,109)	(153,904)	(69,013)
Interest income	448	152	1,146
Interest expense	(80)	(106)	(77)
Other income (expense), net	10,150	(90)	35
Loss before income taxes	(211,591)	(153,948)	(67,909)
Provision for (benefit from) income taxes	645	(4,084)	(683)
Net loss	$(212,236)	$(149,864)	$(67,226)
Net loss per share:
Basic and diluted	$(1.09)	$(1.01)	$(0.50)
Weighted-average shares used in computing net loss per share:
Basic and diluted	193,982,168	148,088,589	133,942,714

See accompanying notes to consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(212,236)	$(149,864)	$(67,226)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on available for sale securities	(168)	(60)	17
Foreign currency translation adjustments	(14)	46	(85)
Total other comprehensive loss, net of tax	(182)	(14)	(68)
Comprehensive loss	$(212,418)	$(149,878)	$(67,294)

See accompanying notes to consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Series A Convertible Preferred Stock (Pre-Combination)		Series B Convertible Preferred Stock (Pre-Combination)		Series B-1 Convertible Preferred Stock (Pre-Combination)		Common Stock (Pre-Combination)		Common Stock (Post-Combination)		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018, as previously reported	8,772,852	$1	1,375,440	$—	—	$—	34,252,578	$3	—	$—	$190,549	$(148)	$(96,790)	$93,615
Retroactive application of the recapitalization	(8,772,852)	(1)	(1,375,440)	—	—	—	(34,252,578)	(3)	133,033,927	13	(9)	—	—	—
Balance at December 31, 2018, as adjusted	—	—	—	—	—	—	—	—	133,033,927	13	190,540	(148)	(96,790)	93,615
Issuance of Series B-1 convertible preferred stock on October 26, 2019, net of issuance cost of $210	—	—	—	—	—	—	—	—	4,878,048	1	49,789	—	—	49,790
Share-based compensation	—	—	—	—	—	—	—	—	—	—	135	—	—	135
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(67,226)	(67,226)
Balance at December 31, 2019	—	—	—	—	—	—	—	—	137,911,975	14	240,464	(216)	(164,016)	76,246
Issuance of Series B-1 convertible preferred stock at $10.25 per share on April 1, 2020, net of issuance cost of $81	—	—	—	—	—	—	—	—	1,951,219	—	19,919	—	—	19,919
Recapitalization transaction, net of transaction cost of $29,100	—	—	—	—	—	—	—	—	29,025,846	3	222,100	—	—	222,103
Repurchase of common stock	—	—	—	—	—	—	—	—	(175,744)	—	—	—	(1,802)	(1,802)
Issuance of common stock under warrant exercises, net of issuance cost of $52	—	—	—	—	—	—	—	—	7,198,898	1	82,734	—	—	82,735
Share-based compensation	—	—	—	—	—	—	—	—	—	—	91,500	—	—	91,500
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(149,864)	(149,864)
Balance at December 31, 2020	—	—	—	—	—	—	—	—	175,912,194	18	656,717	(230)	(315,682)	340,823
Issuance of common stock under warrant exercises	—	—	—	—	—	—	—	—	6,978,061	1	80,247	—	—	80,248
Issuance of common stock under employee stock award plans, net of taxes	—	—	—	—	—	—	—	—	14,456,420	1	3,521	—	—	3,522
Share-based compensation	—	—	—	—	—	—	—	—	—	—	87,088	—	—	87,088
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Prior year adjustment on warrant liability (Note 10)	—	—	—	—	—	—	—	—	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	—	—	—	—	—	—		—	(212,236)	(212,236)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	197,346,675	$20	825,988	$(412)	$(526,333)	$299,263

See accompanying notes to consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(212,236)	$(149,864)	$(67,226)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,452	8,394	7,993
Reduction of operating lease right-of-use (“ROU”) assets	3,052	—	—
Write-off of deferred IPO costs	—	3,548	—
Stock-based compensation	87,088	91,500	135
Gain on sale of assets held-for-sale	—	(7,529)	—
Provision for doubtful accounts	2,331	511	110
Deferred income taxes	3	4	(1,941)
Gain from forgiveness of PPP loan	(10,124)	—	—
Accretion on short-term investments	1,688	—	—
Other	22	137	(358)
Changes in operating assets and liabilities:
Accounts receivable	2,506	(2,627)	9,573
Inventories, net	8,833	1,619	(850)
Prepaid and other current assets	(1,078)	172	(3,602)
Contract assets	(5,022)	(11,253)	38
Other assets	166	53	1,080
Accounts payable	(2,829)	687	(45)
Accrued expenses and other liabilities	(554)	(6,680)	13,609
Contract liabilities	(2,968)	2,891	(1,746)
Net cash used in operating activities	(120,670)	(68,437)	(43,230)
Cash flows from investing activities:
Purchase of property, plant and equipment and intangibles	(5,641)	(3,277)	(5,225)
Proceeds from sale of assets held-for-sale	—	12,275	—
Proceeds from sales of short-term investments	26,422	—	8,903
Proceeds from maturities of short-term investments	188,223	2,200	53,650
Purchase of short-term investments	(340,951)	(145,725)	(28,823)
Considerations paid for acquisition	—	—	(2,473)
Proceeds from repayment of stockholder notes	—	—	3,512
Investment in notes receivable	(750)	—	—
Net cash provided by (used in) investing activities	(132,697)	(134,527)	29,544
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	19,919	49,790
Proceeds from (payments for) Business Combination, net of transaction costs	(20,005)	247,039	—
Repurchase of common stock	—	(1,802)	—
Proceeds from warrant exercises, net of issuance costs of $52	89,270	73,713	—
Proceeds from common stock issuance under equity incentive plans	3,560	—	—
Tax withholding payment for vested equity awards	(37)	—	—
Cash paid for IPO costs	—	(1,143)	—
Proceeds from notes payable	—	10,000	—
Net cash provided by financing activities	72,788	347,726	49,790
Effect of exchange rate fluctuations on cash and cash equivalents	(5)	(118)	(4)
Net increase (decrease) in cash and cash equivalents	(180,584)	144,644	36,100
Beginning cash and cash equivalents	204,648	60,004	23,904
Ending cash and cash equivalents	$24,064	$204,648	$60,004

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$80	$106	$77
Cash paid for (received from) income taxes, net	820	(7,800)	545
Cash paid for operating leases	4,263	—	—
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment, and intangibles	$844	$145	$(115)
ROU assets obtained in exchange for operating lease liabilities	498	—	—
Transaction costs included in accrued liabilities	5,000	25,057	—
Receipt of equity shares from customer in satisfaction of accounts receivable	297	—	—

See accompanying notes to consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business, Background and Nature of Operations

Velodyne Lidar, Inc. (the “Company”, “Velodyne” or “Velodyne Lidar”) provides smart vision solutions that are advancing the development of safe automated systems throughout the world. The Company’s technology, which is used in various automotive and non-automotive applications, is empowering the autonomous revolution by allowing machines to see their surroundings in real-time and in 3D.

Graf Industrial Corp. (“Graf”), the Company’s predecessor, was originally incorporated in Delaware as a special purpose acquisition company (SPAC). On September 29, 2020 (the “Closing Date”), Graf consummated a business combination (the “Business Combination”) with Velodyne Lidar, Inc. (the “pre-combination Velodyne”). Immediately upon the consummation of the Business Combination, Graf merged into the pre-combination Velodyne, with the pre-combination Velodyne surviving as a wholly-owned subsidiary of the Company. Graf changed its name to Velodyne Lidar, Inc. and the pre-combination Velodyne changed its name to Velodyne Lidar USA, Inc. Refer to Note 2, Business Combination for further discussion of the Business Combination.

On September 30, 2020, Velodyne Lidar’s common stock and warrants began trading on the Nasdaq Global Select Market under the symbol “VLDR” and “VLDRW,” respectively.

The Company has evaluated how it is organized and managed and has identified only one operating segment.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Business Combination is accounted for as a reverse recapitalization as the pre-combination Velodyne was determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. In connection with the Business Combination, outstanding capital stock of the pre-combination Velodyne was converted into common stock of the Company, par value $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. The pre-combination Velodyne was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of the pre-combination Velodyne. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. The number of shares of preferred stock was also retroactively restated in shares reflecting the exchange ratio, and the carrying amounts of preferred stock are based on the fair value of its redemption amount on each reporting date. All preferred stock was converted into shares of the Company’s common stock on the Closing Date. Refer to Note 10, Stockholders’ Equity, and Note 12, Net Loss Per Share, for further discussion of the recapitalization and share adjustments.

Liquidity

The Company has funded its operations primarily through the Business Combination, PIPE offering, public warrant exercises, private placements of the pre-combination Velodyne preferred stock, employee stock option exercises and ESPP share purchases, and sales to customers. As of December 31, 2021, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $294.4 million and available borrowing capacity of $25.0 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the audited consolidated financial statements were available for issuance.

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

Two customers accounted for a total of 30% and 47%, respectively, of the Company’s accounts receivable as of December 31, 2021 and December 31, 2020. One vendor accounted for 28% and 34%, respectively, of accounts payable as of December 31, 2021 and December 31, 2020.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include standalone selling price (“SSP”) for each distinct performance obligation in its customer contracts, total estimated future patents and their corresponding estimated development costs, total estimated costs and related progress towards complete satisfaction of performance obligation in certain services arrangements, allowances for doubtful accounts, inventory reserves, warranty reserves, valuation allowance for deferred tax assets, stock-based compensation, useful lives of property, plant, and equipment and intangible assets, income tax uncertainties, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.

Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturity of three months or less at date of purchase to be cash equivalents.
Short-term investments generally consist of commercial paper and corporate debt securities. They are classified as available-for-sale securities and are recognized at fair value. Marketable securities with maturities greater than one year are classified as current assets because management considers all marketable securities to be available to support current operations. The short-term investments are carried at fair value and the unrealized gains and losses, net of tax, are reported as a separate component of accumulated other comprehensive loss within the stockholders’ equity.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which includes estimated losses that result from uncollectible accounts receivable. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, its customer’s current financial condition and payment history, the condition of the general economy and the industry as a whole, and other relevant facts and circumstances. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon the aforementioned factors and any specific customer collection issues that have been identified. Significant changes in one or more of these considerations may require adjustments affecting the net income (loss) and net carrying value of the account receivable. Provisions for the estimated allowance for doubtful accounts are recorded in general and administrative expense at the end of each reporting period. The Company writes off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Changes in the Company’s allowance for doubtful accounts were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$876	$467	$357
Charged to costs and expenses	2,331	511	110
Uncollectible accounts written off, net of recoveries	—	(102)	—
Ending balance	$3,207	$876	$467

The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories
Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company charges cost of revenue for write-downs of inventories which are obsolete or in excess of anticipated demand based on a consideration of marketability and product life cycle stage, product development plans, component cost trends, demand forecasts, historical revenue, and assumptions about future demand and market conditions. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in restoration or increase in the newly established cost basis. The net decrease in the Company’s inventory reserve was $0.1 million, $0.7 million and $1.8 million for 2021, 2020 and 2019, respectively.

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

The Company’s license and services revenue consist primarily of product development, validation and repair services, intellectual property (“IP”) license and royalties revenue. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For product development and validation service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred over as the Company’s inputs incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (“cost-to-cost”) as the services are provided. For product repair service, revenue is recognized when the repair services are complete and repaired products are shipped to customer.
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

Arrangements with Multiple Performance Obligations
When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated SSP. The SSP reflects the price the Company would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. If the selling price is not directly observable, the Company generally uses the cost plus margin approach to estimate SSP. For patent cross-license arrangements, the Company estimates the SSP of the patents based on historical or forecasted development costs for existing and future patents granted or to be granted to customers. Costs related to products delivered are recognized in the period revenue is recognized.
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

Other Policies, Judgments and Practical Expedients
Costs to obtain a contract. The Company generally expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are recorded at the time of the customer order or product shipment in sales and marketing expense in the Company’s consolidated statements of operations. Commission expense was $0.4 million, $0.7 million and $0.5 million, respectively, for 2021, 2020 and 2019.
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
Judgments and estimates. Accounting for contracts recognized over time involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized in the period in which the revisions to the estimates are made.

Research and Development
Research and development costs are expensed as incurred.

Advertising
Advertising costs are expensed as incurred and were $2.5 million, $1.4 million and $2.3 million, respectively, for 2021, 2020 and 2019.

Stock-Based Compensation Expense
Stock-based compensation consists of expense for stock options, RSAs and RSUs granted to employees and nonemployees based on the stock award’s grant date fair value. The Company uses the fair market value of its common stock to estimate the fair value of its RSAs and RSUs and uses the Black-Scholes option pricing model to estimate the fair value of its stock options and purchase rights issued under the Employee Stock Purchase Plan (“ESPP”). For market-based performance RSUs (“PRSU”s), the Company uses the Monte Carlo simulation model (a binomial lattice-based valuation model) to determine the fair value. Stock-based compensation expense for stock options and service-condition awards that are expected to vest is recognized on a straight-line basis over the requisite service period. For performance-based awards, expense is recognized when it is probable the performance goal will be achieved, however if the likelihood becomes improbable, that expense is reversed. The Company recognizes forfeitures as they occur.

As a result of the Business Combination, on October 30, 2020 and May 18, 2021, the Board waived the liquidity event vesting condition applicable to outstanding shares of pre-combination Velodyne's RSUs and RSAs, respectively. As such, the Company's outstanding RSUs and RSAs vested to the extent the applicable service condition was satisfied as of such date. The Company accounted for the modification as an exchange of the original award, that was not expected to vest, for a new award.The fair value of the RSUs and RSAs were re-measured based on the fair market value of the underlying Velodyne common stock on the modification date. The compensation expenses resulting from the modification are recognized ratably over the remaining requisite service period or recognized immediately to the extent the service condition of the RSUs and RSAs has been satisfied as of the modification date.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company evaluates classification of leases at commencement and, as necessary, at modification. As of December 31, 2021 and December 31, 2020, all leases are classified as operating leases except for certain immaterial equipment finance leases. Operating leases, consisting primarily office leases, are included in other assets, other current liabilities, and other long-term liabilities on the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

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

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of loss or the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred. No significant liabilities for loss contingencies were accrued as of December 31, 2021 and December 31, 2020.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which supersedes FASB Accounting Standards Codification Topic 840, Leases (“Topic 840”), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Among its provisions, this standard requires lessees to recognize ROU assets and lease liabilities on the balance sheets for operating leases, and also requires additional qualitative and quantitative disclosures about lease arrangements. The Company adopted the new standard in the first quarter of 2021 using the modified retrospective method, under which the Company applies Topic 842 to existing and new leases as of January 1, 2021, but prior periods are not restated and continue to be reported under Topic 840 guidance in effect during those periods. Upon adoption, the Company recorded net ROU assets of $19.4 million and lease liabilities of $20.4 million and there were no cumulative effect adjustments as of January 1, 2021. The standard did not have a material effect on the Company’s consolidated statements of operations and the consolidated statement of cash flows. See Note 6. “Leases” for further information.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the new standard on January 1, 2021. The adoption of this new standard did not have a significant effect on our consolidated financial statements.

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

In connection with the Business Combination, Graf entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 15,000,000 shares of common stock at $10.00 per share for an aggregate purchase price of $150.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the Private Placement shares were automatically converted into shares of the Company's common stock on a one-for-one basis.

The aggregate consideration for the Business Combination and proceeds from the Private Placement was approximately $1.8 billion, consisting of (i) $222.1 million in cash at the closing of the Business Combination, net of transaction expenses, and (ii) 150,277,532 shares of common stock valued at $10.25 per share, totaling approximately $1.5 billion. The common stock consideration consists of up to (1) 143,575,763 shares of Company common stock, including shares issuable in respect of vested equity awards of the pre-combination Velodyne, plus (2) 2,000,000 shares of Company common stock earned due to the satisfaction of the earnout condition on July 30, 2020, including 187,861 earnout RSUs, which are subject to a six-month service condition, plus (3) 4,702,304 shares of Company common stock that were issued to Velodyne equity holders that did not opt to have their respective shares repurchased by the pre-combination Velodyne for cash in a pre-closing tender offer conducted by the pre-combination Velodyne. The Company used approximately $1.8 million of the proceeds to repurchase and retire 175,744 shares of Company common stock from certain stockholders in the pre-closing tender offer.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of December 31, 2021, the Company has $5.0 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the consolidated balance sheet.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands, percentage may not foot due to rounding difference):

	Year Ended December 31,
	2021		2020		2019
		% of Revenue		% of Revenue		% of Revenue
	Revenue		Revenue		Revenue
Revenue by geography:
North America	$23,313	38%	$41,228	43%	$49,634	49%
Asia Pacific	25,977	42%	39,310	41%	28,791	28%
Europe, Middle East and Africa	12,634	20%	14,824	16%	22,973	23%
Total	$61,924	100%	$95,362	100%	$101,398	100%
Revenue by products and services:
Products	$48,002	78%	$68,355	72%	$81,424	80%
License and services	13,922	22%	27,007	28%	19,974	20%
Total	$61,924	100%	$95,362	100%	$101,398	100%
Revenue by timing of recognition:
Goods transferred at a point in time	$56,569	91%	$92,550	97%	$92,890	92%
Goods and services transferred over time	5,355	9%	2,812	3%	8,508	8%
Total	$61,924	100%	$95,362	100%	$101,398	100%

In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2023, and thereafter, will make product sales royalty payments through February 2030. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. The Company recorded license revenue of $11.3 million and $19.7 million, respectively, related to these patent cross-license agreements for 2021 and 2020. As of December 31, 2021 and December 31, 2020, the Company had $3.8 million and $3.4 million, respectively, of current deferred revenue, and $11.9 million and $13.7 million, respectively, of long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of December 31, 2021 and December 31, 2020, the Company also had $16.3 million and $11.3 million, respectively, of contract assets related to these patent cross-license agreements.

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
Contract assets and contract liabilities consisted of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Contract assets, current
Unbilled accounts receivable	$3,313	$2,813
Contract assets, long-term
Unbilled accounts receivable	12,962	8,440
Total contract assets	$16,275	$11,253

Contract liabilities, current
Deferred revenue, current	$6,209	$7,143
Customer advance payment	139	180
Total	6,348	7,323
Contract liabilities, long-term
Deferred revenue, long-term	12,740	14,732
Total contract liabilities	$19,088	$22,055

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contract assets:
Beginning balance	$11,253	$—	$—
Transferred to receivables from contract assets recognized at the beginning of the period	(2,813)	—	—
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	7,835	11,253	—
Ending balance	$16,275	$11,253	$—
Contract liabilities:
Beginning balance	$22,055	$19,164	$20,911
Revenue recognized that was included in the contract liabilities beginning balance	(7,298)	(12,182)	(3,149)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	4,331	21,156	1,402
Customer deposits reclassified to refund liabilities	—	(6,083)	—
Ending balance	$19,088	$22,055	$19,164

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$391	$—	$—	$391
Total cash equivalents	391	—	—	391
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	130,983	—	130,983
Corporate debt securities	—	139,367	—	139,367
Total short-term investments	7	270,350	—	270,357
Total assets measured at fair value	$398	$270,350	$—	$270,748

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$74,107	$—	$—	$74,107
Treasury bill and U.S. government and agency securities	19,999	—	—	19,999
Corporate debt securities	—	2,003	—	2,003
Commercial paper	—	33,295	—	33,295
Total cash equivalents	94,106	35,298	—	129,404
Short-term investments:
Commercial paper	—	122,265	—	122,265
Corporate debt securities	—	23,371	—	23,371
Total short-term investments	—	145,636	—	145,636
Total assets measured at fair value	$94,106	$180,934	$—	$275,040

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments represent highly liquid commercial paper and corporate debt securities with maturities greater than 90 days at the date of purchase. Marketable securities with maturities greater than one year are classified as current assets and were not significant for all periods presented. Unrealized gains and losses on the Company’s short-term investments were not significant as of December 31, 2021 and 2020 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.

Note 5. Balance Sheet Components

Accounts Receivables, Net

Accounts receivables, net consist of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$12,088	$14,855
Allowance for doubtful accounts	(3,207)	(876)
Accounts receivable, net	$8,881	$13,979

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$6,585	$6,876
Work-in-process	1,883	4,347
Finished goods	831	6,909
Total inventories	$9,299	$18,132

The raw materials inventory included consigned inventory of $1.5 million as of December 31, 2021.

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses and deposits	$7,883	$5,698
Due from contract manufacturers and vendors	1,302	2,944
Prepaid taxes	1,223	1,612
Contract assets	3,313	2,813
Receivable from warrant exercises	—	9,074
Other	1,101	178
Total prepaid and other current assets	$14,822	$22,319

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$36,264	$32,688
Leasehold improvements	6,752	5,905
Furniture and fixtures	1,497	1,479
Vehicles	359	360
Software	1,337	1,357
Assets under construction	1,900	641
	48,109	42,430
Less: accumulated depreciation and amortization	(33,399)	(25,625)
Property, plant and equipment, net	$14,710	$16,805

Finance lease equipment (included in machinery and equipment)	$888	$888
Less: accumulated depreciation	(559)	(381)
Finance lease equipment, net	$329	$507

The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization on property, plant and equipment	$8,052	$8,009	$7,805
Depreciation on finance lease equipment (included in machinery and equipment)	178	178	122

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2021:
Developed technology	$1,696	$972	$724
As of December 31, 2020:
Developed technology	$1,200	$573	$627

Amortization of intangible assets is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization of intangible assets	$399	$385	$188

Other Assets
Other assets, non-current, consist of the following (in thousands):

	December 31,
	2021	2020
Operating lease ROU assets	$16,891	$—
Notes receivable	750	—
Deposits and other	772	937
Total other assets	$18,413	$937

In May 2021, the Company entered into a convertible note receivable agreement (the “Note”) with a borrower wherein Velodyne agreed to lend $750,000 at an interest rate of 0% per annum as a nonrecourse investment. The Note is convertible into equity at the election of the borrower or the Company upon occurrence of certain new financing or corporate transactions. The maturity date of the Note is May 11, 2024.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll expenses	$13,550	$11,877
Accrued manufacturing costs	3,925	8,003
Accrued transaction costs	5,000	25,057
Accrued professional and consulting fees	3,411	965
Accrued warranty costs	1,934	2,204
Accrued taxes	1,017	1,074
Lease liabilities	2,623	—
Legal proceedings accrual	825	75
Other	3,366	1,094
Total accrued expense and other current liabilities	$35,651	$50,349

Long-Term Liabilities
Long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
PPP loan	$—	$10,000
Contract liabilities, long-term	12,740	14,732
Lease liabilities, long-term	15,210	—
Other	661	1,195
Total long-term liabilities	$28,611	$25,927

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

Lease cost, which consisted primarily of operating lease cost, was $4.3 million for 2021. Under ASC 840, the previous lease standard, total rent expense under operating leases was $4.4 million and $4.3 million, respectively, for 2020 and 2019.

Other information related to leases were as follows (in thousands, except years and percentages):

Year Ended
December 31, 2021
Supplemental cash flow information:
Cash paid for operating leases included in operating cash flows	$4,263
ROU assets obtained in exchange for new operating lease liabilities	$498

December 31, 2021
Supplemental balance sheet information:
Other assets	$16,891
Total operating ROU assets	$16,891

Other current liabilities	$2,623
Other long-term liabilities	15,210
Total lease liabilities	$17,833

Weighted average remaining lease term (years)	5.91
Weighted average discount rate	6.37%

As of December 31, 2021, maturities of lease liabilities were as follows, which excludes $1.2 million of legally binding minimum lease payments for leases that have been signed but not yet commenced:

Years Ending December 31,	Finance Leases	Operating Leases
2022	$14	$3,585
2023	—	3,398
2024	—	3,459
2025	—	3,563
2026	—	3,670
Thereafter	—	3,780
Total lease payments	14	$21,455
Less amount representing interest	—	(3,622)
Present value of lease liabilities	$14	$17,833

Note 7. Mapper Acquisition
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

Note 8. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Foreign currency translation loss	$(184)	$(170)
Unrealized loss on investments	(228)	(60)
Total accumulated other comprehensive loss	$(412)	$(230)

During the years ended December 31, 2021, 2020 and 2019, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 9. Credit Facilities and Notes Payable
The Company has a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The agreement includes an option to increase the credit limit up to an additional $15.0 million with the bank’s approval. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the credit facility. The revolving line of credit is secured by certain assets of the Company. As of December 31, 2021, the Company was compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

On April 8, 2020, the Company received loan proceeds of $10.0 million under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program (“PPP”). The principal and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels and that approval is received from the relevant government entity. The unforgiven portion of the PPP loan is payable in two years at an interest rate of 1% per annum, with a deferral of interest payments for ten months after the expiration of the 24-week covered period. The Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan and interest on June 30, 2021. The Company recorded a $10.1 million gain from the forgiveness of the PPP loan and related interest in other income for 2021.

Note 10. Stockholders’ Equity

Common Stock
On September 29, 2020, the Company consummated a business combination with the pre-combination Velodyne. On September 30, 2020, Velodyne Lidar’s common stock and warrants began trading on the Nasdaq Global Select Market under the symbol “VLDR” and “VLDRW,” respectively. In connection with the Business Combination, outstanding common stock and preferred stock of the pre-combination Velodyne were converted into common stock of the Company. As discussed in Note 2, Business Combination, the Company has retroactively adjusted the pre-combination common and preferred shares issued and outstanding prior to September 29, 2020 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

The Company is authorized to issue up to 2,250,000,000 shares of common stock, each with a par value of $0.0001 per share. The following summarizes the Company’s common stock outstanding as of December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
Converted pre-combination Velodyne common stock outstanding	82,024,874	101,849,247
Converted pre-combination Velodyne preferred stock outstanding	24,772,759	24,772,759
Graf Founder shares	157,800	2,575,000
Other stockholders	90,391,242	46,715,188
Total common stock issued and outstanding	197,346,675	175,912,194

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2021, no shares of preferred stock were issued and outstanding.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the “SEC”) issued a statement regarding accounting and reporting considerations for warrants issued by SPACs. In light of the issues raised by the SEC, the Company re-evaluated its accounting position for the warrants and concluded that certain warrants should have been classified as a liability measured at fair value for the 30-day period from September 29, 2020 to October 29, 2020. Accounting for these warrants as a liability instead of equity would have reduced non-operating expense and net loss by $1.6 million for 2020. Additionally, a corresponding $1.6 million adjustment would have been made to reduce its accumulated deficit with an offsetting adjustment to additional paid in capital in its equity accounts at December 31, 2020. Accounting for these warrants as a liability instead of equity would not have any effect on Velodyne’s previously reported revenues, assets, liabilities, total equity, or cash flows for the year ended December

31, 2020. Velodyne has concluded the effects of accounting for the warrants as a liability instead of equity were immaterial to the previously issued financial statements. The Company has made an immaterial adjustment to its equity accounts for the effects of the accounting for the warrants in its consolidated statement of stockholders’ equity and balance sheet at December 31, 2021 by decreasing its accumulated deficit by $1.6 million with an offsetting decrease to its additional paid in capital.

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

Note 11. Stock-Based Compensation

2020 Equity Incentive Plans

2020 Equity Incentive Plan

In connection with the Business Combination, on September 29, 2020, the Company's stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock awards and units (“RSAs” and “RSUs”), and other stock or cash-based awards to the Company’s employees, directors and consultants. The Board approved cancelling and converting all outstanding equity-awards granted under the pre-combination Velodyne’s stock plans into equity-based awards under the 2020 Plan effective upon the consummation of the Business Combination, based on exchange ratios established in the Merger Agreement with the same general terms and conditions corresponding to the original awards. The shares under the pre-combination Velodyne’s stock plans have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

The Company had an initial authorized reserve of 27,733,888 shares of its common stock for issuance under the 2020 Plan. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than ten years in an amount equal to the least of (a) 5% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 common shares, or (c) a number of common shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 36,738,678 and the remaining shares available for issuance under the 2020 Equity Plan was 17,806,628 as of December 31, 2021.

The Company uses primarily the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

2020 Employee Stock Purchase Plan

On September 29, 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The Company had an initial authorized reserve of 3,492,097 shares of common stock for issuance under the ESPP. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than 20 years in an amount equal to the least of (i) 1% of the outstanding shares of our common stock on such date, (ii) 2,500,000 shares of our common stock or (iii) a lesser amount determined by the Compensation Committee or the Board. As of December 31, 2021, 220,382 shares have been issued and 5,072,673 shares remained available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the applicable purchase period, in an amount not to exceed 15% of their compensation, subject to individual purchase limits of 3,000 shares in any purchase period or $25,000 worth of stock, determined at the fair market value of the shares at the first day of an offering period, in any calendar year. Each offering period has a duration of twelve months beginning on either June 1 or December 1 and consists of two consecutive six-month purchase periods. The ESPP contains a reset provision whereby if the price of the Company’s common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in a preceding offering period with a higher first day price will be automatically withdrawn from such offering periods and re-enrolled in the new offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering period, resulting in incremental expense to be recognized over the new offering period.

2020 Phantom Stock Incentive Plan

In March 2021, the Board adopted the 2020 Phantom Stock Incentive Plan (the “2020 Phantom Stock Plan”), which provides for the granting of up to 7,635,000 phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting. Phantom stock unit activity for the year ended December 31, 2021 was not significant.

Stock Incentive Awards
As of December 31, 2021, the Company has equity incentive awards outstanding, which include stock options, RSUs, RSAs and phantom stock units under its stock incentive plans. Stock options expire in 10 years from the date of grant and typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with the remainder vesting quarterly over the following three years. The RSUs and RSAs typically vest 25 percent upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Certain RSUs also contain performance conditions related to the Company’s product development and business performance for the performance periods specified in the RSU agreements. In May 2020, the Company granted market-based performance RSUs (“PRSUs”) that contain service, liquidity event condition and market conditions to vest in the underlying common stock. The PRSUs vest upon the three-year anniversary date from initial vesting date and the number of shares that vests is ultimately dependent on the value of the Company’s stock at the vesting date.

The RSUs and RSAs issued prior to September 29, 2020 are also subject to a liquidity event vesting condition, which is (i) an initial public offering, or (ii) a Company sale event, both of which must be satisfied on or before the 7-year anniversary of the date of the grant in order for the RSUs to be vested and settled for shares of common stock. As a result of the Business Combination, on October 30, 2020 and May 18, 2021, the Board waived the liquidity event vesting condition applicable to approximately 11.8 million and 4.2 million outstanding shares of pre-combination Velodyne's RSUs and RSAs, respectively, held by approximately 330 current and former employees and directors.
A summary of stock option activities during 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Option:
Options outstanding as of December 31, 2020	597,354	$5.86
Exercised	(440,673)	$5.74
Expired	(146,890)	$6.15
Options outstanding as of December 31, 2021	9,791	$7.04	2.44	$—
Options exercisable as of December 31, 2021	9,791	$7.04	2.44	$—
Options vested and expected to vest as of December 31, 2021	9,791	$7.04	2.44	$—

A summary of RSA and RSU activities during 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
RSA:
RSAs outstanding as of December 31, 2020	4,183,624	$10.78
Granted	211,298	$6.63
Released	(4,183,624)	$10.78
RSAs outstanding as of December 31, 2021	211,298	$6.63

RSU:
RSUs outstanding as of December 31, 2020	11,983,636	$12.43
Granted	4,253,681	$9.86
Released	(9,403,574)	$12.44
Forfeited	(1,706,847)	$11.71
RSUs outstanding as of December 31, 2021	5,126,896	$10.51

PRSU:
PRSUs outstanding as of December 31, 2020	1,101,683	$6.72
Granted	9,141	$1.97
Forfeited	(780,319)	$6.66
PRSUs outstanding as of December 31, 2021	330,505	$6.72

Additional information related to stock options, RSA and RSU is summarized below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Intrinsic value of options exercised	$230	$—	$—
Fair value of RSA released	45,099	—	—
Fair value of RSUs released	104,801	—	—

Stock-Based Compensation Expense

Stock-based compensation consists of expense related primarily to our RSUs and RSAs and, to a lesser extent, stock options, ESPP purchase rights and market-based PRSUs. The Company measures stock-based compensation expenses based on grant date fair value of the stock awards. The Company recognizes stock-based compensation expenses for stock options and service-condition awards that are expected to vest on a straight-line basis over the requisite service period. For performance-based awards, expense is recognized when it is probable the performance goal will be achieved. The Company recognizes forfeitures as they occur.

The Company determines fair market value of the RSUs and RSAs using Velodyne’s closing stock price on grant date. Prior to the business combination, no compensation expense had been recognized for the RSUs and RSAs granted under the pre-combination Velodyne's stock incentive plans because the liquidity event vesting condition was not probable of being met. When the Board waived the liquidity event vesting condition, the Company's outstanding RSUs and RSAs vested to the extent the applicable service condition was satisfied as of such dates. The fair value of the RSUs were re-measured to $12.23 and $10.78 per share, respectively, which was based on the fair market value of Velodyne stock on the modification date. The vesting of the RSUs and RSAs resulted in approximately $77.5 million and $45.1 million, respectively, of incremental stock-based compensation expense in the fourth quarter of 2020 and second quarter of 2021. During the third quarter of 2021, the Company accelerated the vesting of 275,419 options, 442,209 RSUs and 330,504 PRSUs to fully vested and incurred approximately $10.8 million of stock-based compensation expense upon the vesting of these stock-based awards.

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and ESPP purchase rights, and uses the Monte Carlo simulation model to determine the fair value of its market-based PRSUs. The Monte Carlo simulation model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair value of the PRSUs is not subject to change based on future market conditions. The determination of the fair value for stock options, ESPP purchase rights and PRSUs requires judgment, including estimating the fair market value of common stock, stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates for stock options and market-condition PRSUs are estimated based on historical volatilities of the Company’s peers’ common stock over a period of time that approximates the expected term of the awards. For ESPP, the computation of the expected volatility assumption is based on a weighting of historical and implied volatilities. Due to lack of historical data on employees’ option exercises, the Company estimates the expected term of the options using the simplified method, which calculates the expected term equal to the midpoint between the vesting period and the maximum contractual term. The risk-free interest rate for the period within the expected term is based on the U.S. Treasury yield curve for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because the Company has not historically paid and currently does not expect to pay dividends in the foreseeable future.
The following table sets forth the weighted average grant date fair value for options and ESPP purchase rights and the assumptions used as inputs for the Black-Scholes option pricing model for the applicable periods:

	Year Ended December 31,
	2021	2020
Stock options:
Weighted average grant date fair value of options		$2.10
Expected term, in years		5.55
Expected volatility		39.82%
Risk-free interest rate		0.371%
Expected dividend yield		—%

ESPP:
Weighted average grant date fair value of ESPP purchase rights	$2.87
Expected term, in years	0.73
Expected volatility	90.17%
Risk-free interest rate	0.14%
Expected dividend yield	—%

The following table sets forth the weighted average modification date fair value for market-based PRSUs and the assumptions used as inputs for the Monte Carlo simulation model for the applicable period:

Year Ended December 31, 2020
Weighted average modification date fair value of PRSUs	$6.72
Expected term, in years	2.17
Expected volatility	49.00%
Risk-free interest rate	0.15%
Expected dividend yield	—%

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$2,050	$7,417	$—
Research and development	12,787	37,030	97
Sales and marketing	46,259	14,773	—
General and administrative	26,007	32,280	38
Total stock-based compensation expense	$87,103	$91,500	$135

As of December 31, 2021, unrecognized compensation cost related to RSUs, RSAs and ESPP was $46.5 million, $1.4 million and $1.2 million, respectively, which was expected to be recognized over a weighted average period of 2.81 years, 3.83 years and 0.60 years, respectively.

Phantom stock units are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock units was not significant at December 31, 2021.

Note 12. Net Loss Per Share
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

Warrants to purchase 24,876,512 shares of common stock at $11.50 per share were issued during Graf’s initial public offering. As of December 31, 2021, there were 18,902,642 warrants exercised and 14,176,959 shares of common stock issued under warrant exercises. The 5,973,870 outstanding warrants were excluded from the basic and diluted net loss per share as they were anti-dilutive given the Company had a net loss for all periods presented.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	10	597	157
RSAs	211	4,184	4,184
RSUs (non-vested)	4,881	6,320	9,540
Total	5,102	11,101	13,881

Note 13. Retirement Plan

The Company has a 401(k) savings and profit-sharing plan (the “401(k) Plan”), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (“IRS”). The Company matches 25% of employees’ eligible contributions up to a maximum amount determined by the Company. The Company’s matching contributions vest 25% per year over the employee’s first four-year period of service. The Company’s matching contributions were $0.9 million, $0.8 million and $0.9 million, respectively, for 2021, 2020 and 2019.

Note 14. Restructuring
In March 2020, the Company initiated a restructuring plan to downsize the manufacturing function and related engineering and administrative functions in its California locations, which was completed in 2020. The purposes of this plan were to align resource requirements with the Company’s initiatives to lower the Company’s cost structure and to increase its production capacity by outsourcing a majority of its manufacturing activities. The Company’s restructuring expenses incurred primarily related to employee termination costs. The Company incurred restructuring costs of $1.0 million for 2020.

Note 15. Income Taxes
Loss before income taxes consisted of the followings (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(212,156)	$(154,290)	$(68,645)
Foreign	565	342	736
Loss before income taxes	$(211,591)	$(153,948)	$(67,909)

Provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$584	$(4,124)	$958
State	(70)	(20)	(130)
Foreign	128	56	430
Total Current	642	(4,088)	1,258
Deferred:
Federal	3	3	(1,942)
State	—	1	1
Total Deferred	3	4	(1,941)
Provision for (benefit from) income taxes	$645	$(4,084)	$(683)

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

The provision for (benefit from) income taxes differ from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes for the following reasons:

	Year Ended December 31,
	2021	2020	2019
U.S. federal provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.3	1.5	1.3
Foreign income taxes at rates other than the U.S. rate	—	—	(0.4)
Tax credits	2.5	3.0	6.7
Withholding taxes	(0.3)	(1.7)	(1.5)
Permanent items	1.0	(1.4)	(0.2)
Uncertain tax benefits	(0.5)	(0.2)	(0.2)
2019 CARES Act impact	—	4.3	—
Prior year return to provision adjustments	0.6	(1.7)	(0.1)
Change in valuation allowance	(18.2)	(22.0)	(25.7)
Stock-based compensation, net of tax deductions	(6.6)	—	—
Other	(0.1)	(0.1)	0.1
Effective tax rate	(0.3)%	2.7%	1.0%
The Company’s effective tax rates differ from the federal statutory rate primarily due to state taxes, tax credits, valuation allowance, tax impact related to the 2019 CARES Act, stock-based compensation and other permanent adjustments.
Enacted on March 27, 2020, the CARES Act provides emergency assistance and health care response for businesses affected by the coronavirus pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In May 2020, the Company received a $7.1 million tax refund related to the carryback of a portion of its 2019 net operating losses to 2017. The Company recorded a $6.7 million tax benefit related to the release of a valuation allowance associated with carrying back a portion of its 2019 net operating losses to 2017 that is allowed by the CARES Act in 2020. The relief provisions did not have additional material impact on the Company’s 2021 consolidated financial statements.
The Company’s deferred income tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$82,350	$42,698
Tax credits	20,843	13,387
Deferred revenue	3,796	224
Accruals and reserves	3,791	3,449
Inventories	1,712	1,850
Stock-based compensation	1,330	16,179
Intangibles	1,951	94
Lease liabilities	3,879	—
Other	8	23
Total deferred tax assets	119,660	77,904
Deferred tax liabilities:
Depreciation and amortization	(263)	(1,203)
ROU assets	(3,665)	—
Prepaids	(1,486)	(1,149)
Total deferred tax liabilities	(5,414)	(2,352)
Net deferred tax assets before valuation allowance	114,246	75,552
Valuation allowance	(114,256)	(75,558)
Net deferred tax liabilities	$(10)	$(6)
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
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the cumulative historical losses generated by the Company and the projected losses in the future, the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a net valuation allowance on its deferred tax assets of $114.3 million and $75.6 million as of December 31, 2021 and December 31, 2020, respectively.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.
Furthermore, under the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”), although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in the current and prior years.

As of December 31, 2021, the Company had $367.3 million of U.S. federal and $107.2 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2039 for state tax purposes.

The Company also has federal and California research and development tax credit carryforwards of $16.0 million and $10.0 million, respectively. The federal research credit carryforwards will begin to expire in 2036 and California research credits can be carried forward indefinitely. The Company also has federal foreign tax credit carryforwards of $4.2 million that will expire beginning in 2029.
The Company accrues for uncertain tax positions identified, which are not deemed more likely than not to be sustained if challenged, and recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company accrued immaterial interest on uncertain tax benefits associated with unrecognized tax benefits, and had immaterial cumulative interest and penalties as of December 31, 2021 and December 31, 2020.
The following table summarizes the aggregate changes in the total gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits as of the beginning of the year	$5,785	$4,188	$2,824
Increases related to prior year tax provisions	226	400	308
Increase related to current year tax provisions	4,226	1,240	1,282
Statute lapse	—	(43)	(226)
Unrecognized tax benefits as of the end of the year	$10,237	$5,785	$4,188
The unrecognized tax benefits, if recognized, would impact the income tax provision by $0.4 million, $0.5 million, and $1.3 million as of December 31, 2021, 2020 and 2019, respectively. The remaining unrecognized tax benefits would not impact the income tax provision as there would be an offset by the reversal of related deferred tax assets subject to a full valuation allowance.

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

Note 16. Commitments and Contingencies

Purchase and Other Commitments
The following table summarizes contractual obligations and commitments as of December 31, 2021 (in thousands):

Years Ending December 31,	Purchase Commitments	Other Contractual Commitments
2022	$50,344	$409
2023	—	156
2024	—	26
Total	$50,344	$591

Purchase commitments represent outstanding purchase orders or commitments for goods or services with contract manufacturers and vendors that range mostly from one month up to a year. The Company uses several contract manufacturers to manufacture components, subassemblies and products. The Company provides these contract manufacturers with demand information and they use this information to acquire components and build products. Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with contract manufactures. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the materials and components purchased by the subcontractors to manufacture the Company’s products. The Company also obtains individual components for its products from a wide variety of individual suppliers. Other contractual commitments represent the Company’s other contractual obligations for goods or services associated with its ordinary course of business.

Product Warranties
The following table summarizes the activity related to product warranty liabilities and their balances as included in other accrued expenses (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of the period	$2,204	$4,322	$3,531
Warranty provision	2,599	4,316	6,531
Consumption	(2,217)	(2,700)	(4,939)
Changes in provision estimates	(652)	(3,734)	(801)
Balance as of the end of the period	$1,934	$2,204	$4,322

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

On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall, ordering that: 1) Mr. Hall is enjoined from retrieving or accessing three devices to which he copied Velodyne materials and must transfer those devices to a discovery special master, who will review Mr. Hall’s retention and usage of Velodyne information and prepare reports on such retention and use; 2) Mr. Hall must provide an under-oath inventory of any and all of his personal electronic devices in his possession or control upon which Velodyne information currently resides and, upon Velodyne’s request, must provide Velodyne with access to those devices upon request to retrieve, destroy, or ensure the permanent deletion of Velodyne information from those devices; 3) Mr. Hall is enjoined from using anything he created or worked on for Velodyne during the time of his employment; and 4) In light of the preliminary injunctive relief granted under its breach of contract claim, Velodyne’s requests for relief under the California Uniform Trade Secrets Act and for a deposition were denied at this juncture, but the arbitrator expressly held that Velodyne could reinstate those demands following the special master’s report on Mr. Hall’s retention and usage of Velodyne’s materials. Mr. Hall subsequently provided an under-oath inventory pursuant to that order, which identified seventy-one personal devices that may contain Velodyne information. Because Mr. Hall did not consent to the special master conditionally appointed by the arbitrator, Velodyne and Mr. Hall are negotiating on protocol by which to preliminarily review and inspect those personal devices. On October 26, 2021, Mr. Hall filed a motion for a protective order seeking to require the Company to segregate and return his allegedly personal, private, privileged, and confidential information from his Company-issued laptop. On November 30, 2021, the judge denied Mr. Hall’s protective order, noting that Mr. Hall has no expectation of privacy as to the contents of his laptop and that he waived his right to assert privileged over the contents of the laptop. In the same ruling, the judge compelled Mr. Hall to respond to interrogatories issued by Velodyne. On December 16, 2021, the judge ruled that Velodyne sufficiently identified 2,740 allegedly-misappropriated trade secrets. On February 17, 2022, the judge imposed sanctions on Mr. Hall for discovery abuse, and ordered Mr. Hall to pay Velodyne $5,000 as sanctions.

Discrimination Proceedings by Marta Hall

On August 2, 2021, the Company received a Charge of Discrimination dated July 27, 2021 (“Charge”), indicating that former Chief Marketing Officer, Marta Hall, has filed a charge of employment discrimination under Title VII of the Civil Rights Act, alleging sexual discrimination and retaliation. On February 15, 2022, the Equal Employment Opportunity Commission (EEOC) issued a determination that it will not proceed with an investigation of Ms. Hall’s claim. On September 27, 2021, the Occupational Safety and Health Administration (“OSHA”) informed the Company that it dismissed a complaint brought by Ms. Hall alleging retaliation in violation of the Sarbanes-Oxley Act (“SOX”). OSHA found that Ms. Hall failed to show that she engaged in a protected activity under SOX. On October 21, 2021, Ms. Hall submitted an objection to the findings and requested a hearing before an administrative law judge. The Company intends to defend the actions vigorously.

Hall Proceeding against Individuals

On January 18, 2022, David Hall and Marta Hall filed a complaint against various current and former officers and directors of Velodyne and other individuals in the Superior Court of California, Alameda County, entitled Hall v. Vetter, No. 22-cv-005713. The complaint alleges conspiracy to defraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation, and securities fraud. The complaint alleges David and Marta Hall have suffered damages and seeks, among other things, compensatory and punitive damages. The Company intends to defend the action vigorously.

Quanergy Litigation

In September 2016, Quanergy Systems, Inc. (“Quanergy”) filed a complaint against the Company and one of its customers in the Northern District of California (the District Court litigation), seeking a declaratory judgment of non-infringement of one of the Company’s patents, U.S. Patent No. 7,969,558 (the “‘558 patent”) and asserting state and federal trade secret misappropriation claims against the Company and its customer and breach of contract and constructive fraud claims against its customer. In November 2016, Quanergy filed an amended complaint, removing its trade secret misappropriation claims against the Company, dropping its customer from the suit and dropping the related claims of breach and constructive fraud. The amended complaint maintained only the declaratory judgment of non-infringement action against the Company. In December 2016, the Company filed an answer generally denying the allegations and relief requested in Quanergy’s amended complaint. The Company’s answer also included counterclaims against Quanergy asserting direct, indirect, and willful infringement of the ‘558 patent. In January 2017, Quanergy filed an answer generally denying the allegations in the Company’s patent infringement counterclaims and requesting relief. The court held a claim construction hearing on September 13, 2017 and issued a claim construction order on October 4, 2017, which adopted the majority of the Company’s proposed constructions. In June 2018, the district court entered an order granting a joint stipulation to stay the litigation.

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (“PTAB”) in November 2017, challenging all claims of the ‘558 patent that the Company asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief was filed on January 22, 2021. On February 4, 2022, the Federal Circuit of Appeals issued a ruling upholding the validity of the Company’s patents. As a result of that ruling, on February 18, 2022, the district court lifted the stay and ordered the parties to appear for a case management conference on April 11, 2022.

Criterion ITC Litigation

In July 2021, Criterion Technology, Inc. (“Criterion”) filed complaints against the Company and one of its suppliers in the International Trade Commission (“ITC”) and Northern District of California. The complaints allege claims of trade secret misappropriation, breach of contract, and unfair business practices under federal and California law. Criterion’s claims are directed to optical enclosures in Lidar products. The ITC investigation was instituted on August 4, 2021. On October 27,

2021, Criterion withdrew its complaint from the ITC and requested that the investigation be terminated in its entirety. On November 2, 2021, the ITC judge issued an initial order to terminate the ITC investigation and stay all deadlines in the case schedule pending the ITC Commissioner’s final determination closing the matter. On November 16 ,2021, the ITC terminated the investigation. On December 11, 2021, Criterion, filed a notice of dismissal for the complaint in the Northern District of California.

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

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects. The complaint alleges that purported class members have suffered losses. The complaint seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations, controls and prospects and seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021. The Company filed a motion to dismiss the complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. The Company intends to file a motion to dismiss on March 4, 2022. The Company intends to defend the actions vigorously.

On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserts a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21-cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserts claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated. On January 3, 2022, the plaintiffs filed an amended complaint.

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of December 31, 2021, the Company recorded a total of $0.8 million for loss contingencies associated with the legal claims or litigation discussed above.

Note 17. Segment, Geographic and Customer Concentration Information

The Company conducts its business in one operating segment that develops and produces Lidar sensors for use in industrial, 3D mapping, drones and auto applications. The Company’s Chief Executive Officer (“CEO”) is the chief operating decision maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis, accompanied by disaggregated information about sales and gross margin by product group. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by region was as follows (dollar amount in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue by region:
North America	$23,313	$41,228	$49,634
Asia Pacific	25,977	39,310	28,791
Europe, Middle East and Africa	12,634	14,824	22,973
Total	$61,924	$95,362	$101,398
% of Revenue by region:
North America	38%	43%	49%
Asia Pacific	42%	41%	28%
Europe, Middle East and Africa	20%	16%	23%
Total	100%	100%	100%

Revenue by countries and customers that accounted for more than 10% of revenue was as follows:

	Year Ended December 31,
	2021	2020	2019
Countries over 10% of revenue:
U.S.	35%	34%	46%
China	30%	31%	11%
Sweden	13%	*	*
Number of customers that accounted for over 10% of revenue:	2	2	2

* Less than 10%.
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States as of December 31, 2021 and December 31, 2020.

Note 18. Related Party Transactions

Certain holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for these holders were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Stockholder A	$347	465	$(3,514)
Stockholder B(1)	N/A	7,008	1,391
Stockholder C	—	764	6,148

	December 31,
	2021	2020
Accounts receivable:
Stockholder A	$219	$—
Stockholder B(1)	N/A	$3,085

(1) Stockholder B sold all its shares of the Company’s common stock in the fourth quarter of 2020.

In April 2019, the Company entered into a manufacturing agreement with one of its Series B Preferred Stockholders (“Stockholder D”), and the Company has one product that is currently being manufactured by Stockholder D. As of December 31, 2021 and December 31, 2020, the Company had $0.2 million and $6.3 million, respectively, of payable and accrued purchases, and $15.7 million and $15.0 million, respectively, of outstanding purchase commitments for products with this stockholder. The Company procures equipment, materials and components for Stockholder D to build the product and had $0.1 million and $1.5 million, respectively, of receivables from this stockholder which was included in other current assets as of December 31, 2021 and December 31, 2020. The Company also loaned to Stockholder D manufacturing equipment with a net book value of $0.5 million and $0.4 million, respectively, as of December 31, 2021 and December 31, 2020, which was included in the Company’s balance sheet within property, plant and equipment, net.

The Company rents its corporate headquarters facility in San Jose, California from a company owned by one of its former officers. In May 2021, the building was sold to a third-party but the lease terms remain unchanged. The lease was executed in January 2017 and expires in December 2027, as amended. Lease cost or rent expense under this lease was $1.4 million, $3.3 million and $3.1 million, respectively, for the first five months in 2021, years 2020 and 2019.

Note 19. Subsequent Event

On February 4, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a transaction agreement, pursuant to which Velodyne agreed to issue to Amazom.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant to acquire up to an aggregate of 39,594,032 shares of the Company’s common stock, subject to certain vesting conditions. The warrant shares may vest based on discretionary payments of up to $200 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services from the Company. Upon vesting, the warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at an exercise price of $4.18 per share. The warrant has a term of eight years and contains customary anti-dilution and change-in-control provisions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Consolidated Financial Statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its audit report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, we implemented internal control procedures to address previously identified material weaknesses in our internal control over financial reporting identified and reported as of December 31, 2020 in connection with our failure to adequately review revenue schedules associated with nonstandard revenue arrangements, and accounting for complex financial instruments such as our working capital warrants.

We implemented the following processes to remediate the identified material weaknesses:

•We implemented additional supervision and technical accounting review by qualified personnel;
•We enhanced the review process surrounding the quarterly and annual assessment of the ongoing status of standard and non-standard agreements and schedules;
•We designed new controls and procedures associated with non-standard agreements and schedules, which requires incremental levels of accounting review; and
•We engaged additional resources with the relevant experience to strengthen our contract review processes.

After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2021.

Except for the items described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the definitive Proxy Statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2021.

Item 11. Executive Compensation

The information regarding executive compensation required by this Item 11 is incorporated herein by reference to the definitive Proxy Statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2021.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is incorporated herein by reference to the definitive Proxy Statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships, related transactions and director independence required by this Item 13 is incorporated herein by reference to the definitive Proxy Statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2021.

Item 14. Principal Accounting Fees and Services

The information regarding principal accounting fees and services required by this Item 14 is incorporated herein by reference to the definitive Proxy Statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2021.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedules

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated as of July 2, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Velodyne Lidar, Inc. (incorporated by reference to Annex A to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020.
2.2†	Amendment to Agreement and Plan of Merger, dated as of August 20, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Velodyne Lidar, Inc. (incorporated by reference to Annex A-2 to Amendment No. 1 to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on August 21, 2020).
2.3†	Letter Acknowledgment, dated as of August 20, 2020 (incorporated by reference to Annex A-3 to Amendment No. 1 to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on August 21, 2020).
3.1	Amended and Restated Certificate of Incorporation of Velodyne Lidar, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
3.2	Amended and Restated Bylaws of Velodyne Lidar, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on January 18, 2022).
4.1	Description of Registered Securities (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-38703) filed with the SEC on March 17, 2021).
4.2	Specimen Common Stock Certificate of Graf Industrial Corp. (incorporated by reference to Exhibit 4.2 of Graf Industrial Corp.’s Registration Statement on Form S-1/A (Registration No. 333-227396) filed with the SEC on October 9, 2018).
4.3	Amended and Restated Investors’ Rights Agreement, dated October 25, 2019, by and among Velodyne Lidar, Inc. and the parties thereto (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-249551) filed with the SEC on October 30, 2020).
4.4	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
4.5	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022 ((incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on February 7, 2022).
10.1	Support Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp., VL Merger Sub Inc. and Graf Industrial Corp. (incorporated by reference to Annex C to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020).

10.2	Sponsor Agreement, dated as of July 2, 2020, by and among Graf Industrial Corp., Graf Acquisition LLC and Velodyne Lidar, Inc. (incorporated by reference to Annex D to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020).
10.3	Form of Subscription Agreement of Graf Industrial Corp. (incorporated by reference to Annex E to Graf Industrial Corp.’s Preliminary Proxy Statement (File No. 001-38703) filed with the SEC on July 15, 2020).
10.4†	AIR Commercial Real Estate Association Standard Industrial/Commercial Single Tenant Lease by and between Registrant and Hellyer-DMHall Properties, LLC, dated January 9, 2017 and addendum thereto, dated January 10, 2017, as amended on February 28, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.6	Promissory Note, dated June 26, 2018, issued to Graf Acquisition LLC (incorporated by reference to Exhibit 10.2 to Graf Industrial Corp.’s Registration Statement on Form S-1 (File No. 333-227396) filed with the SEC on September 18, 2018).
10.7	Letter Agreement, dated October 15, 2018, by and among the Company, its officers, its directors and Graf Acquisition LLC. (incorporated by reference to Exhibit 10.1 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.8	Investment Management Trust Agreement, dated October 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.9	Registration Rights Agreement, dated October 15, 2018, by and between the Company, Graf Acquisition LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.10	Private Placement Warrants Purchase Agreement, dated October 9, 2018, by and between the Company and Graf Acquisition LLC (incorporated by reference to Exhibit 10.6 to Graf Industrial Corp.’s Registration Statement on Form S-1/A (File No. 333-227396) filed with the Commission on October 9, 2018).
10.11	Administrative Support Agreement, dated October 15, 2018, by and among the Registrant and PSI Capital Inc. (incorporated by reference to Exhibit 10.5 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 18, 2018).
10.12	Convertible Promissory Note, dated as of August 5, 2020, issued to Graf Acquisition LLC (incorporated by reference to Exhibit 10.1 to Graf Industrial Corp.’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on August 6, 2020).
10.13*	The Registrant’s 2020 Equity Incentive Plan, including form agreements (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.14*	The Registrant’s 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.15*	License and Supply Agreement by and between Registrant and Veoneer, Inc., dated January 7, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.16**	2016 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.17*	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.18*	Form of Equity Cancellation and Substitution Agreement for former Velodyne equity award holders (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).
10.19*	Employment Agreement by and between Registrant and Andrew Hamer, dated July 3, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on October 5, 2020).

10.20*
Form of Severance and Change in Control Agreement between the Registrant and certain of its key executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38703) filed with the SEC on June 14, 2021).

10.21*	Employment Agreement by and between Registrant and Theodore L. Tewksbury, dated November 10, 2021.
10.22*	Severance and Change in Control Agreement by and between Registrant and Theodore L. Tewksbury, dated November 10, 2021.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

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

(^) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2022	VELODYNE LIDAR, INC.
/s/ Theodore L. Tewksbury

Theodore L. Tewksbury
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Theodore L. Tewksbury and Andrew Hamer and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Theodore L. Tewksbury
Theodore L. Tewksbury	Chief Executive Officer (Principal Executive Officer)	March 1, 2022

/s/ Andrew Hamer
Andrew Hamer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022

/s/ Michael E. Dee
Michael E. Dee	Chairman and Director	March 1, 2022

/s/ Virginia Boulet
Virginia Boulet	Director	March 1, 2022

Marta Thoma Hall	Director

Eric Singer	Director	March 1, 2022

/s/ Kristin Slanina
Kristin Slanina	Director	March 1, 2022

/s/ Christopher Thomas
Christopher Thomas	Director	March 1, 2022

/s/ Ernest Maddock
Ernest Maddock	Director	March 1, 2022

/s/ Hamid Zarringhalam
Hamid Zarringhalam	Director	March 1, 2022