Form 10-Q
period 2022-03-31
Velodyne Lidar, Inc.
filed 2022-05-06
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, the registrant had 207,956,625 shares of common stock, $0.0001 par value per share, outstanding.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on the expectations and beliefs of management of Velodyne Lidar, Inc. (“Velodyne”, “Velodyne Lidar” or the “Company”) in light of historical results and trends, current conditions and potential future developments, and are subject to a number of factors and uncertainties that could cause actual results to differ materially from forward-looking statements. These forward-looking statements include statements about the future performance and opportunities of Velodyne; statements of the plans, strategies and objectives of management for future operations of Velodyne; and statements regarding future market opportunities, economic conditions or performance. Forward-looking statements may contain words such as “will be,” “will,” “expect,” “anticipate,” “continue,” “project,” “believe,” “plan,” “could,” “estimate,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “pursue,” “should,” “target,” “likely” or similar expressions, and include the assumptions that underlie such statements.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,119	$24,064
Short-term investments	225,326	270,357
Accounts receivable, net	7,534	8,881
Inventories, net	12,498	9,299
Prepaid and other current assets	13,090	14,822
Total current assets	289,567	327,423
Property, plant and equipment, net	14,572	14,710
Goodwill	1,189	1,189
Intangible assets, net	586	724
Contract assets	9,182	12,962
Other assets	17,754	18,413
Total assets	$332,850	$375,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,130	$5,105
Accrued expense and other current liabilities	32,564	35,651
Contract liabilities	5,656	6,348
Total current liabilities	45,350	47,104
Long-term tax liabilities	445	443
Other long-term liabilities	27,401	28,611
Total liabilities	73,196	76,158
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock	20	20
Additional paid-in capital	836,229	825,988
Accumulated other comprehensive loss	(1,141)	(412)
Accumulated deficit	(575,454)	(526,333)
Total stockholders’ equity	259,654	299,263
Total liabilities and stockholders’ equity	$332,850	$375,421

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product	$4,362	$10,593
License and services	1,818	7,133
Total revenue	6,180	17,726
Cost of revenue:
Product	15,196	15,629
License and services	267	179
Total cost of revenue	15,463	15,808
Gross profit (loss)	(9,283)	1,918
Operating expenses:
Research and development	21,297	18,378
Sales and marketing	6,005	7,075
General and administrative	12,317	17,036
Total operating expenses	39,619	42,489
Operating loss	(48,902)	(40,571)
Interest income	227	103
Interest expense	(3)	(36)
Other income (expense), net	4	(17)
Loss before income taxes	(48,674)	(40,521)
Provision for income taxes	447	296
Net loss	$(49,121)	$(40,817)
Net loss per share:
Basic and diluted	$(0.25)	$(0.22)
Weighted-average shares used in computing net loss per share:
Basic and diluted	198,166,060	189,222,807

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(49,121)	$(40,817)
Other comprehensive loss, net of tax:
Changes in unrealized loss on available for sale securities	(712)	(11)
Foreign currency translation adjustments	(17)	(11)
Total other comprehensive loss, net of tax	(729)	(22)
Comprehensive loss	$(49,850)	$(40,839)

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2021	197,346,675	$20	$825,988	$(412)	$(526,333)	$299,263
Common stock warrants	—	—	5,303	—	—	5,303
Issuance of common stock under employee stock award plans, net of taxes	916,819	—	—	—	—	—
Share-based compensation	—	—	4,938	—	—	4,938
Other comprehensive loss, net of tax	—	—	—	(729)	—	(729)
Net loss	—	—	—	—	(49,121)	(49,121)
Balance at March 31, 2022	198,263,494	$20	$836,229	$(1,141)	$(575,454)	$259,654

Balance at December 31, 2020	175,912,194	$18	$656,717	$(230)	$(315,682)	$340,823
Issuance of common stock under warrant exercises	6,973,882	1	80,199	—	—	80,200
Issuance of common stock under employee stock award plans, net of taxes	6,798,504	—	(37)	—	—	(37)
Share-based compensation	—	—	11,530	—	—	11,530
Other comprehensive loss, net of tax	—	—	—	(22)	—	(22)
Prior year adjustment on warrant liability (Note 9)	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	(40,817)	(40,817)
Balance at March 31, 2021	189,684,580	$19	$746,824	$(252)	$(354,914)	$391,677

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(49,121)	$(40,817)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,172	2,053
Reduction of operating lease right-of-use (“ROU”) assets	670	787
Stock-based compensation	4,938	11,530
Reduction of revenue related to stock warrant granted to a customer	5,303	—
Provision for doubtful accounts	—	1,682
Amortization of investment premium or discount, net	427	—
Other	(1)	161
Changes in operating assets and liabilities:
Accounts receivable, net	1,347	(1,172)
Inventories, net	(3,199)	(2,762)
Prepaid and other current assets	2,249	1,702
Contract assets	3,262	(2,438)
Other assets	41	(2)
Accounts payable	2,114	(3,856)
Accrued expenses and other liabilities	(3,832)	(3,867)
Contract liabilities	(1,677)	1,892
Net cash used in operating activities	(35,307)	(35,107)
Cash flows from investing activities:
Purchase of property, plant and equipment and intangibles	(1,545)	(601)
Proceeds from sales of short-term investments	14,499	2,000
Proceeds from maturities of short-term investments	64,750	7,000
Purchase of short-term investments	(35,358)	(91,932)
Net cash provided by (used in) investing activities	42,346	(83,533)
Cash flows from financing activities:
Payment of transaction costs related to Business Combination	—	(20,006)
Proceeds from warrant exercises, net of issuance costs	—	89,222
Tax withholding payment for vested equity awards	—	(37)
Net cash provided by financing activities	—	69,179
Effect of exchange rate fluctuations on cash and cash equivalents	16	18
Net increase (decrease) in cash and cash equivalents	7,055	(49,443)
Beginning cash and cash equivalents	24,064	204,648
Ending cash and cash equivalents	$31,119	$155,205

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$36
Cash paid for income taxes, net	407	333
Cash paid for operating leases	883	1,119
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment, and intangibles	$791	$105
ROU assets obtained in exchange for operating lease liabilities	55	340
Transaction costs included in accrued liabilities	—	5,000

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

The Company’s predecessor, Graf Industrial Corp. (“Graf”), was originally incorporated in Delaware as a special purpose acquisition company (“SPAC”). On September 29, 2020 (the “Closing Date”), Graf consummated a business combination (the “Business Combination”) with Velodyne Lidar, Inc. (the “pre-combination Velodyne”). Immediately upon the consummation of the Business Combination, Graf merged into the pre-combination Velodyne, with the pre-combination Velodyne surviving as a wholly-owned subsidiary of the Company. Graf changed its name to Velodyne Lidar, Inc. and the pre-combination Velodyne changed its name to Velodyne Lidar USA, Inc. Refer to Note 2. Business Combination for further discussion of the Business Combination.

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

Liquidity

The Company has funded its operations primarily through the Business Combination, PIPE offering, public warrant exercises, private placements of the pre-combination Velodyne preferred stock, employee stock option exercises and ESPP share purchases, and sales to customers. As of March 31, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $256.4 million and available borrowing capacity of $25.0 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 were available for issuance.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was as follows:

	March 31,	December 31,
	2022	2021
Number of customers accounted for 10% or more of accounts receivable	2	3
Number of vendors accounted for 10% or more of accounts payable	4	1

Two customers accounted for a total of 25% and 30%, respectively, of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021. Two vendors accounted for a total of 31% of accounts payable as of March 31, 2022. One vendor accounted for 28% of accounts payable as of December 31, 2021.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include standalone selling price (“SSP”) for each distinct performance obligation in its customer contracts, total estimated future patents and their corresponding estimated development costs, total estimated costs and related progress towards complete satisfaction of performance obligation in certain services arrangements, allowances for doubtful accounts, inventory reserves, warranty reserves, valuation allowance for deferred tax assets, stock-based compensation, common stock warrant valuation, useful lives of property, plant, and equipment and intangible assets, income tax uncertainties, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.

Significant Accounting Policies

Except for the change in certain policies described below, there have been no material changes to the Company's significant accounting policies, compared to the accounting policies described in Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2021.

Amazon Warrant

The Amazon Warrant (as defined in Note 9) is accounted for as an equity instrument and measured in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. To determine the fair value of the Amazon Warrant, the Company used the Black-Scholes option pricing model, which is based in part on assumptions that require management to use judgment.

For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price in accordance with ASC 606, Revenue from Contracts with Customers. Accordingly, when Amazon makes payments, and vesting conditions become probable of being achieved, the Company will record a non-cash stock-based reduction to revenue associated with the Amazon Warrant, that is calculated based on the grant date fair value of the Amazon Warrant shares.

Recently Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the new standard in the first quarter of 2023 and is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. ASU 2020-10 is effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-10 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. The Company adopted ASU 2020-10 on January 1, 2022. The adoption of this new standard did not have a significant impact on the Company’s consolidated financial statements and related footnote disclosures.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of March 31, 2022, the Company had $5.0 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the condensed consolidated balance sheet.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands, percentage may not foot due to rounding difference):

	Three Months Ended March 31,
	2022		2021
		% of Revenue		% of Revenue
	Revenue		Revenue
Revenue by geography:
North America(1)	$(1,304)	(21%)	$5,044	28%
Asia Pacific(2)	4,906	79%	9,506	54%
Europe, Middle East and Africa	2,578	42%	3,176	18%
Total	$6,180	100%	$17,726	100%
Revenue by products and services:
Products(1)	$4,362	71%	$10,593	60%
License and services(2)	1,818	29%	7,133	40%
Total	$6,180	100%	$17,726	100%
Revenue by timing of recognition:
Goods transferred at a point in time(1)	$4,758	77%	$16,670	94%
Goods and services transferred over time(2)	1,422	23%	1,056	6%
Total	$6,180	100%	$17,726	100%

(1) Includes a non-cash stock-based reduction of revenue of $5.3 million for the three months ended March 31 2022 associated with the Amazon Warrant agreement entered into in February 2022. See Note 9 for more information.

(2) Includes license revenue of $0.9 million and $6.4 million, respectively, related to patent cross-license agreements for the three months ended March 31, 2022 and 2021. In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2024, and thereafter, will make product sales royalty payments through February 2030. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. As of March 31, 2022 and December 31, 2021, the Company had $3.8 million and $3.8 million, respectively, of current deferred revenue, and $11.1 million and $11.9 million, respectively, of long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of March 31, 2022 and December 31, 2021, the Company also had $13.0 million and $16.3 million, respectively, of contract assets related to these patent cross-license agreements.

Contract Assets and Contract Liabilities
Contract assets primarily relate to unbilled accounts receivable. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when revenue is recognized on guaranteed minimums at the inception of the contract when there is not yet a right to invoice in accordance with contract terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and reclassified to accounts receivable when billed in accordance with the terms of the contract.
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
Contract assets and contract liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Contract assets, current
Unbilled accounts receivable	$3,830	$3,313
Contract assets, long-term
Unbilled accounts receivable	9,182	12,962
Total contract assets	$13,012	$16,275

Contract liabilities, current
Deferred revenue, current	$5,452	$6,209
Customer advance payment	204	139
Total	5,656	6,348
Contract liabilities, long-term
Deferred revenue, long-term	11,755	12,740
Total contract liabilities	$17,411	$19,088

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Three Months Ended March 31,
	2022	2021
Contract assets:
Beginning balance	$16,275	$11,253
Transferred to receivables from contract assets recognized at the beginning of the period	(3,313)	(2,813)
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	50	5,251
Ending balance	$13,012	$13,691
Contract liabilities:
Beginning balance	$19,088	$22,055
Revenue recognized that was included in the contract liabilities beginning balance	(2,374)	(1,434)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	697	3,327
Ending balance	$17,411	$23,948

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$6,826	$—	$—	$6,826
Total cash equivalents	6,826	—	—	6,826
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	92,774	—	92,774
Corporate debt securities	—	132,545	—	132,545
Total short-term investments	7	225,319	—	225,326
Total assets measured at fair value	$6,833	$225,319	$—	$232,152

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$391	$—	$—	$391
Total cash equivalents	391	—	—	391
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	130,983	—	130,983
Corporate debt securities	—	139,367	—	139,367
Total short-term investments	7	270,350	—	270,357
Total assets measured at fair value	$398	$270,350	$—	$270,748

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments represent highly liquid commercial paper and corporate debt securities with maturities greater than 90 days at the date of purchase. Marketable securities with maturities greater than one year are classified as current assets and were not significant for all periods presented. Unrealized gains and losses on the Company’s short-term investments were not significant as of March 31, 2022 and 2021 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.

Note 5. Balance Sheet Components
Accounts Receivables, Net
Accounts receivables, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$10,741	$12,088
Allowance for doubtful accounts	(3,207)	(3,207)
Accounts receivable, net	$7,534	$8,881

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$7,640	$6,585
Work-in-process	2,893	1,883
Finished goods	1,965	831
Total inventories	$12,498	$9,299

The raw materials inventory included consigned inventory of $1.8 million and $1.5 million, respectively, as of March 31, 2022 and December 31, 2021.

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses and deposits	$5,458	$7,883
Due from contract manufacturers and vendors	1,132	1,302
Prepaid taxes	1,012	1,223
Contract assets	3,830	3,313
Other	1,658	1,101
Total prepaid and other current assets	$13,090	$14,822

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Machinery and equipment	$37,699	$36,264
Leasehold improvements	6,887	6,752
Furniture and fixtures	1,500	1,497
Vehicles	359	359
Software	1,945	1,337
Assets under construction	1,613	1,900
	50,003	48,109
Less: accumulated depreciation and amortization	(35,431)	(33,399)
Property, plant and equipment, net	$14,572	$14,710

Finance lease equipment (included in machinery and equipment)	$888	$888
Less: accumulated depreciation	(603)	(559)
Finance lease equipment, net	$285	$329

The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization on property, plant and equipment	$2,034	$1,957
Depreciation on finance lease equipment (included in machinery and equipment)	44	44

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of March 31, 2022:
Developed technology	$1,696	$1,110	$586
As of December 31, 2021:
Developed technology	$1,696	$972	$724

Amortization of intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of intangible assets	$138	$96

Other Assets
Other assets, non-current, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Operating lease ROU assets	$16,274	$16,891
Notes receivable	750	750
Deposits and other	730	772
Total other assets	$17,754	$18,413

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

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll expenses	$8,383	$13,550
Accrued manufacturing costs	5,963	3,925
Accrued transaction costs	5,000	5,000
Accrued professional and consulting fees	4,474	3,411
Accrued warranty costs	2,152	1,934
Accrued taxes	1,062	1,017
Lease liabilities	2,601	2,623
Legal proceedings accrual	825	825
Other	2,104	3,366
Total accrued expense and other current liabilities	$32,564	$35,651

Long-Term Liabilities
Long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Contract liabilities, long-term	$11,755	$12,740
Lease liabilities, long-term	14,624	15,210
Other	1,022	661
Total long-term liabilities	$27,401	$28,611

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

Lease cost, which consisted primarily of operating lease cost, was $0.9 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Other information related to leases were as follows (in thousands, except years and percentages):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for operating leases included in operating cash flows	$883	$1,119
ROU assets obtained in exchange for new operating lease liabilities	$55	$340

	March 31, 2022	December 31, 2021
Supplemental balance sheet information:
Other assets	$16,274	$16,891
Total operating ROU assets	$16,274	$16,891

Other current liabilities	$2,601	$2,623
Other long-term liabilities	14,624	15,210
Total lease liabilities	$17,225	$17,833

Weighted average remaining lease term (years)	5.67	5.91
Weighted average discount rate	6.38%	6.37%

As of March 31, 2022, maturities of lease liabilities were as follows, which excludes $1.1 million of legally binding minimum lease payments for leases that have been signed but not yet commenced:

Years Ending December 31,	Operating Leases
2022 (remaining nine months)	$2,666
2023	3,417
2024	3,479
2025	3,565
2026	3,670
Thereafter	3,779
Total lease payments	$20,576
Less amount representing interest	(3,351)
Present value of lease liabilities	$17,225

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Foreign currency translation loss	$(201)	$(184)
Unrealized loss on investments	(940)	(228)
Total accumulated other comprehensive loss	$(1,141)	$(412)

During the three months ended March 31, 2022 and 2021, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable
The Company has a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The agreement includes an option to increase the credit limit up to an additional $15.0 million with the bank’s approval. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the credit facility. The revolving line of credit is secured by certain assets of the Company. As of March 31, 2022, the Company was compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

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

Note 9. Stockholders’ Equity

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

The Company is authorized to issue up to 2,250,000,000 shares of common stock, each with a par value of $0.0001 per share. The following summarizes the Company’s common stock outstanding as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Converted pre-combination Velodyne common stock outstanding	23,788,619	82,024,874
Converted pre-combination Velodyne preferred stock outstanding	24,772,759	24,772,759
Graf Founder shares	142,800	157,800
Other stockholders	149,559,316	90,391,242
Total common stock issued and outstanding	198,263,494	197,346,675

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2022, no shares of preferred stock were issued and outstanding.

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

Public Warrants

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

In connection with the Business Combination, on October 19, 2020, the Company registered the issuance of an aggregate of up to 18,657,384 shares of its common stock that are issuable upon the exercise of its warrants, including up to 375,000 shares of its common stock issuable upon exercise of its working capital warrants issued to Graf LLC. The following summarizes the Company’s outstanding warrants and common stock issuance related to the warrant exercises:

	March 31,	December 31,
	2022	2021
Warrants outstanding upon Closing	24,876,512	24,876,512
Warrants exercised to date	18,902,642	18,902,642
Warrants outstanding	5,973,870	5,973,870

Aggregated common shares issuable upon exercise of warrants	18,657,384	18,657,384
Common shares issued upon exercise of warrants	14,176,959	14,176,959
Remaining common shares issuable upon exercise of warrants	4,480,425	4,480,425

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the “SEC”) issued a statement regarding accounting and reporting considerations for warrants issued by SPACs. In light of the issues raised by the SEC, the Company re-evaluated its accounting position for the warrants and concluded that certain warrants should have been classified as a liability measured at fair value for the 30-day period from September 29, 2020 to October 29, 2020. Accounting for these warrants as a liability instead of equity would have reduced non-operating expense and net loss by $1.6 million for 2020. Additionally, a corresponding $1.6 million adjustment would have been made to reduce its accumulated deficit with an offsetting adjustment to additional paid in capital in its equity accounts at December 31, 2020. The Company has concluded that the effects of accounting for the warrants as a liability instead of equity were immaterial to its previously issued financial statements and, accordingly, made an adjustment to its equity accounts for the effects of the accounting for the warrants in its consolidated statement of stockholders’ equity and balance sheet at December 31, 2021 by decreasing its accumulated deficit by $1.6 million with an offsetting decrease to its additional paid in capital.

Amazon Warrant

In February 2022, the Company and Amazon.com (“Amazon”) entered into a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of the Company’s common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. The right to exercise the warrants and receive the warrant shares that have vested expires February 4, 2030. The warrant agreement also contains customary change-in-control provisions.

The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $200 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services from the Company. Upon entry into additional commercial agreement, certain warrant shares will vest, and the number of shares that vest in connection with future payments by Amazon to Velodyne will be reduced pro rata. As of March 31, 2022, zero of the Amazon Warrant shares are vested.

When Amazon makes payments, and vesting conditions become probable of being achieved, the Company will record a non-cash stock-based reduction to revenue associated with the Amazon Warrant, that is calculated based on the grant date fair value of the Amazon Warrant shares. The fair value of the Amazon Warrant shares was measured on the grant date using the Black-Scholes option pricing model with assumptions as follows:

Three Months Ended
March 31, 2022
Expected term, in years	6.00
Expected volatility	50.00%
Risk-free interest rate	1.84%
Expected dividend yield	0%

For the three months ended March 31, 2022, the Company recognized a reduction to revenues of $5.3 million associated with a portion of Amazon Warrant shares that are probable of being vested.

Note 10. Stock-Based Compensation

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

The Company had an initial authorized reserve of 27,733,888 shares of its common stock for issuance under the 2020 Plan. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than ten years in an amount equal to the least of (a) 5% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 common shares, or (c) a number of common shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 46,606,012 and the remaining shares available for issuance under the 2020 Equity Plan was 26,755,012 as of March 31, 2022.

The Company uses primarily the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

2020 Employee Stock Purchase Plan

On September 29, 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The Company had an initial authorized reserve of 3,492,097 shares of common stock for issuance under the ESPP. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than 20 years in an amount equal to the least of (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 2,500,000 shares of the Company’s common stock or (iii) a lesser amount determined by the Compensation Committee or the Board. As of March 31, 2022, 220,382 shares have been issued and 7,046,140 shares remained available for future issuance under the ESPP.

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

2020 Phantom Stock Incentive Plan

In March 2021, the Board adopted the 2020 Phantom Stock Incentive Plan (the “2020 Phantom Stock Plan”), which provides for the granting of up to 7,635,000 phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting. Phantom stock unit activity for the year ended March 31, 2022 was not significant.

Stock Incentive Awards
As of March 31, 2022, the Company has equity incentive awards outstanding, which include stock options, RSUs, RSAs and phantom stock units under its stock incentive plans. Stock options expire in 10 years from the date of grant and typically vest 25 percent upon the one-year anniversary date from the initial vesting date, with the remainder vesting quarterly over the following three years. The RSUs and RSAs typically vest 25 percent upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Certain RSUs also contain performance conditions related to the Company’s product development and business performance for the performance periods specified in the RSU agreements. In May 2020, the Company granted market-based performance RSUs (“PRSUs”) that contain service, liquidity event condition and market conditions to vest in the underlying common stock. The PRSUs vest upon the three-year anniversary date from initial vesting date and the number of shares that vests is ultimately dependent on the value of the Company’s stock at the vesting date.

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
A summary of stock option activities during 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Option:
Options outstanding as of December 31, 2021	9,791	$7.04
Exercised	—
Expired	—
Options outstanding as of March 31, 2022	9,791	$7.04	2.19	$—
Options exercisable as of March 31, 2022	9,791	$7.04	2.19	$—
Options vested and expected to vest as of March 31, 2022	9,791	$7.04	2.19	$—

A summary of RSA and RSU activities during 2022 is as follows (in thousands except share and per share amount):

	Shares	Weighted Average Grant Date Fair Value per Share	Fair Value of RSU/RSA Released
RSA:
RSAs outstanding as of December 31, 2021	211,298	$6.63
Granted	124,330	$3.64
RSAs outstanding as of March 31, 2022	335,628	$5.52

RSU:
RSUs outstanding as of December 31, 2021	5,126,896	$10.51
Granted	643,568	$3.77
Released	(461,984)	$12.17	$1,609
Forfeited	(620,128)	$10.94
RSUs outstanding as of March 31, 2022	4,688,352	$9.36

PRSU:
PRSUs outstanding as of December 31, 2021	330,505	$6.72
Released	(330,505)	$6.72	$1,292
PRSUs outstanding as of March 31, 2022	—

Stock-Based Compensation Expense

Stock-based compensation consists of expense related primarily to the Company’s RSUs and RSAs and, to a lesser extent, stock options, ESPP purchase rights and market-based PRSUs. The Company measures stock-based compensation expenses based on grant date fair value of the stock awards. The Company recognizes stock-based compensation expenses for stock options and service-condition awards that are expected to vest on a straight-line basis over the requisite service period. For performance-based awards, expense is recognized when it is probable the performance goal will be achieved. The Company recognizes forfeitures as they occur.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$521	$536
Research and development	2,356	4,910
Sales and marketing	871	1,986
General and administrative	1,187	4,098
Total stock-based compensation expense	$4,935	$11,530

As of March 31, 2022, unrecognized compensation cost related to RSUs, RSAs and ESPP was $37.8 million, $1.7 million and $0.9 million, respectively, which is expected to be recognized over a weighted average period of 2.82 years, 3.68 years and 0.36 years, respectively.

Phantom stock units are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock units was not significant at March 31, 2022.

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

Warrants to purchase 24,876,512 shares of common stock at $11.50 per share were issued during Graf’s initial public offering. As of March 31, 2022 and March 31 2021, the 5,973,870 and 5,979,442, respectively, outstanding warrants were excluded from the basic and diluted net loss per share as they were anti-dilutive given the Company had a net loss for all periods presented. The Amazon Warrant shares were also excluded from the basic and diluted net loss per share as they were anti-dilutive as of March 31, 2022.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	10	597
RSAs	336	4,184
RSUs (non-vested)	4,471	6,050
Total	4,817	10,831

Note 12. Retirement Plan

The Company has a 401(k) savings and profit-sharing plan (the “401(k) Plan”), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (“IRS”). The Company matches 25% of employees’ eligible contributions up to a maximum amount determined by the Company. The Company’s matching contributions vest 25% per year over the employee’s first four-year period of service. The Company’s matching contributions were $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2022 and 2021.

Note 13. Income Taxes
The following table summarizes the Company's loss before income taxes and provision for income taxes (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(48,674)	$(40,521)
Provision for income taxes	447	296
Effective tax rate	(0.9)%	(0.7)%

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

The Company is subject to income taxes in the United States, China, Germany and India. The Company’s effective tax rate changed from (0.7)% in the three months ended March 31, 2021 to (0.9)% in the three months ended March 31, 2022. This change was primarily due to a combination of permanent tax items, mainly related to the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and state taxes.

Note 14. Commitments and Contingencies

Purchase and Other Commitments
The following table summarizes contractual obligations and commitments as of March 31, 2022 (in thousands):

Years Ending December 31,	Purchase Commitments	Other Contractual Commitments
2022 (remaining nine months)	$65,215	$518
2023	—	211
2024	—	81
Total	$65,215	$810

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

Product Warranties
The following table summarizes the activity related to product warranty liabilities and their balances as included in other accrued expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance as of the beginning of the period	$1,934	$2,204
Warranty provision	1,133	663
Consumption	(195)	(204)
Changes in provision estimates	(720)	(1,071)
Balance as of the end of the period	$2,152	$1,592

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

Hall Proceeding against Individuals

On January 18, 2022, David Hall and Marta Hall filed a complaint against various current and former officers and directors of Velodyne and other individuals in the Superior Court of California, Alameda County, entitled Hall v. Vetter, No. 22-cv-005713. The complaint alleges conspiracy to defraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation, and securities fraud. The complaint alleges David and Marta Hall have suffered damages and seeks, among other things, compensatory and punitive damages. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to dismiss for lack of personal jurisdiction. The Company intends to defend the action vigorously.

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

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (“PTAB”) in November 2017, challenging all claims of the ‘558 patent that the Company asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief was filed on January 22, 2021. On February 4, 2022, the Federal Circuit of Appeals issued a ruling upholding the validity of the Company’s ‘558 patent. In view of that ruling, on February 18, 2022, the district court lifted the stay. On April 18, 2022, the district court issued an order setting the case scheduling through dispositive motions.

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

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects. The complaint alleges that purported class members have suffered losses. The complaint seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint alleges purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations, controls and prospects and seeks, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021. The Company filed a motion to dismiss the complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. The Company filed a motion to dismiss on March 4, 2022. A hearing on the motion to dismiss is scheduled for June 10, 2022. The Company intends to defend the actions vigorously.

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

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of March 31, 2022, the Company recorded a total of $0.8 million for loss contingencies associated with the legal claims or litigation discussed above.

Note 15. Segment, Geographic and Customer Concentration Information

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

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by country and number of customers that accounted for more than 10% of revenue was as follows:

	Three Months Ended March 31,
	2022	2021
Countries over 10% of revenue:
U.S.	(23%)	26%
China	32%	45%
Sweden	24%	13%
Korea	20%	*
Japan	18%	*
Number of customers that accounted for over 10% of revenue:	5	2

* Less than 10%.
For the three months ended March 31, 2022, revenue in the U.S. included a reduction to product revenues of $5.3 million in respect of the Amazon Warrant. Refer to Note 9 for more information.
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States as of March 31, 2022 and December 31, 2021.

Note 16. Related Party Transactions

Certain holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for these holders were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Stockholder A	$295	$39

	March 31,	December 31,
	2022	2021
Accounts receivable:
Stockholder A	$535	$219

In April 2019, the Company entered into a manufacturing agreement with one of its Series B Preferred Stockholders (“Stockholder D”), and the Company has one product that is currently being manufactured by Stockholder D. As of March 31, 2022 and December 31, 2021, the Company had $1.4 million and $0.2 million, respectively, of payable and accrued purchases, and $15.7 million and $15.7 million, respectively, of outstanding purchase commitments for products with this stockholder. The Company procures equipment, materials and components for Stockholder D to build the product. The Company also loaned to Stockholder D manufacturing equipment with a net book value of $0.4 million and $0.5 million, respectively, as of March 31, 2022 and December 31, 2021, which was included in the Company’s balance sheet within property, plant and equipment, net.

The Company rents its corporate headquarters facility in San Jose, California from a company owned by one of its former officers. The lease was executed in January 2017 and expires in December 2027, as amended. In May 2021, the building was sold to a third-party but the lease terms remain unchanged. Lease cost under this lease was $0.8 million for the three months ended March 31, 2021.

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

We also license our technology and provide development services to customers and business partners. In the first quarter of 2022 and year 2021, we generated over half of sales unit volume from customers deploying our smart vision solutions in non-automotive applications. In addition, we are transitioning from field programmable gate arrays to ASICs in order to further improve performance of our products, lower costs and reduce reliance on any key suppliers.

Impact of COVID-19

The extensive impact of the pandemic caused by the novel coronavirus (COVID-19) has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The timing of customer orders and our ability to fulfill orders we received was impacted by various COVID-19 related government mandates across our worldwide operations. We witnessed certain current and prospective customers delaying purchases based on budget constraints or project delays related to COVID-19. While the broader and long-term implications of the COVID-19 pandemic on our workforce, operations and supply chain, customer demand, results of operations and overall financial performance remain uncertain, we continued to experience disruptions to our business due to the COVID-19 pandemic during the first quarter of 2022.

The impact of COVID-19 and measures to prevent its spread have been impactful and continue to affect our business in several ways.

•Operations and supply chain. As a result of COVID-19, we experienced some production delays during the first quarter of 2022 due to travel restrictions to Thailand, the location of one of our key manufacturing partners. The San Jose factory continued to produce the major lidar products to support customer demand, augmented by our contract manufacturing partners. The San Jose factory confirmed several cases of COVID-19 from external exposure. As part of our continuing COVID-19 mitigation efforts, we perform audits of our supply chain and work with key suppliers to proactively mitigate potential supply constraints. Supply chain disruption due to COVID-19 has been minimal, however, the global supply of certain components, especially in the semiconductor space, requires ongoing vigilance as both lead times and prices reflect demand exceeding industry supply, and our plans to transition production from our San Jose factory to our contract manufacturing partners have experienced delays as a result of travel restrictions.

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

Recent Developments

Amazon Warrant Agreement

In February 2022, we entered into a warrant agreement and a transaction agreement with Amazon.com (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of Velodyne’s common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. The right to exercise the warrants and receive the warrant shares that have vested expires February 4, 2030. The warrant agreement also contains customary change-in-control provisions.

The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $200.0 million by Amazon or its affiliates (directly or indirectly through third parties) to Velodyne in connection with Amazon’s purchase of goods and services from us. Upon entry into additional commercial agreement, certain warrant shares will vest, and the number of shares that vest in connection with future payments by Amazon to Velodyne will be reduced pro rata. As of March 31, 2022, none of the Amazon Warrant shares are vested.

For the three months ended March 31, 2022, we recognized a reduction to revenues of $5.3 million associated with a portion of Amazon Warrant shares that are probable of being vested.

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

Commercialization of lidar-based applications. Our revenue has been subject to significant fluctuations. Our customers in the pre-commercial development phase may have purchased their requirements of our products in earlier periods and we do not expect them to begin purchasing again in volume unless and until they reach commercial deployments. As a number of our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. We expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly basis for the foreseeable future as our customers continue research and development projects and begin to commercialize autonomous solutions that rely on lidar technology. As more customers reach the commercialization phase and as the market for lidar solutions matures, these fluctuations in our operating results may become less pronounced. However, in the near term, our revenue may not grow as we expect until more customers commercialize their products.

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

The reductions of revenue associated with Amazon Warrant are determined based on the grant date fair value of the award and recognized as the customer makes payments and vesting conditions become probable of being achieved. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Product(1)	$4,362	$10,593
License and services	1,818	7,133
Total revenue	6,180	17,726
Cost of revenue:
Product(2)	15,196	15,629
License and services	267	179
Total cost of revenue(2)	15,463	15,808
Gross profit (loss)	(9,283)	1,918
Operating expenses(2):
Research and Development	21,297	18,378
Sales and Marketing	6,005	7,075
General and administrative	12,317	17,036
Total operating expense	39,619	42,489
Operating loss	(48,902)	(40,571)
Interest income	227	103
Interest expenses	(3)	(36)
Other income (expense), net	4	(17)
Loss before income taxes	(48,674)	(40,521)
Provision for income taxes	447	296
Net loss	$(49,121)	$(40,817)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods presented (the table may not foot due to rounding difference):

	Three Months Ended March 31,
	2022	2021
Revenue:
Product	71%	60%
License and services	29	40
Total revenue	100	100
Cost of revenue:
Product	246	89
License and services	4	1
Total cost of revenue	250	90
Gross profit (loss)	(150)	10
Operating expenses:
Research and Development	345	104
Sales and Marketing	97	40
General and administrative	199	96
Total operating expense	641	240
Operating loss	(791)	(230)
Interest income	4	1
Interest expenses	—	—
Other income (expense), net	—	—
Loss before income taxes	(788)	(229)
Provision for income taxes	7	2
Net loss	(795)%	(231)%

_______________________

(1) Includes non-cash stock-based reductions of revenue of $5.3 million for the three months ended March 31, 2022 associated with the Amazon Warrant agreement entered into in February 2022. See Note 9 to our Condensed Consolidated Financial Statements for more information.

(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$521	$536
Research and development	2,356	4,910
Sales and marketing	871	1,986
General and administrative	1,187	4,098
Total stock-based compensation expense	$4,935	$11,530

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

Comparison of the First Quarter of 2022 to 2021

Revenue

	Three Months Ended March 31,		$ Change	% Change
($ in thousands)	2022	2021
Revenue:
Products	$4,362	$10,593	$(6,231)	(59)%
License and services	1,818	7,133	(5,315)	(75)
Total	$6,180	$17,726	$(11,546)	(65)
Revenue by geographic location:
North America	$(1,304)	$5,044	$(6,348)	(126)%
Asia and Pacific	4,906	9,506	(4,600)	(48)
Europe, Middle East and Africa	2,578	3,176	(598)	(19)
Total	$6,180	$17,726	$(11,546)	(65)

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

Total revenue decreased by $11.5 million, or 65%, to $6.2 million for the first quarter of 2022 from $17.7 million for the first quarter of 2021. The $6.2 million decrease in product revenue reflected a $5.3 million contra revenue associated with our warrant agreement with Amazon, and a decrease of $1.3 million related to the volume and mix of sensors and parts sold due to supply chain constraints, partially offset by an increase in the average selling price for lidar sensors. We expect these supply chain constraints to persist for the next several quarters. Our revenue has been subject to significant fluctuations. Our customers in the pre-commercial development phase may have purchased their requirements of our products in earlier periods and are not expected to begin purchasing again in volume unless and until they reach commercial deployments. As our target markets reach commercialization, we expect there to be a shift towards higher unit volume at lower per-unit prices, with more predictable customer demand. The $5.3 million decrease in license and service revenue primarily reflected a reduction in license revenues associated with our patent cross license agreements.

The $6.3 million decrease in North America revenue for the first quarter of 2022 was due to a decrease of $5.3 million related to contra revenue associated with our warrant agreement with Amazon and a reduction associated with the volume and mix of sensors sold. The $4.6 million decrease in Asia-Pacific revenue was primarily due to a $5.4 million decrease in license revenue from our patent cross license agreements partially offset by an increase related to the volume and mix of units sold. The $0.6 million decrease in Europe, Middle East and Africa revenue reflected a $1.1 million reduction related to the volume and the mix of sensors sold, partially offset by an increase in average selling price for our lidar sensors.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		$ Change	% Change
($ in thousands)	2022	2021
Cost of revenue:
Product	$15,196	$15,629	$(433)	(3)%
License and services	267	179	88	49
Total cost of revenue	$15,463	$15,808	$(345)	(2)
Gross margin	(150)%	10%

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

Cost of revenue decreased by $0.3 million, or 2%, to $15.5 million for the first quarter of 2022 from $15.8 million for the first quarter of 2021. The $0.4 million product cost decrease was primarily driven by a decrease of $1.9 million cost related to volume and mix of units sold, partially offset by a cost increase of $1.5 million as a result of component price increases driven by supply constraints.

Gross margin decreased from 10% for the first quarter of 2021 to (150)% for the first quarter of 2022, primarily reflecting the timing of high margin license revenues, the impact of the reduction of revenue associated with the Amazon warrant agreement and component price increases as a result of supply constraints. We expect higher component costs as a result of supply constraints to impact margins at least through the third quarter of 2022. We expect to decrease manufacturing labor and overhead costs as we outsource production to our contract manufacturing partners, with the objective of reducing the per unit cost of revenue.

Operating Expenses

	Three Months Ended March 31,		$ Change	% Change
($ in thousands)	2022	2021
Operating Expense:
Research and development	$21,297	$18,378	$2,919	16%
Sales and marketing	6,005	7,075	(1,070)	(15)%
General and administrative	12,317	17,036	(4,719)	(28)%
Total operating expenses	$39,619	$42,489	$(2,870)	(7)%

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

Research and development expenses increased by $2.9 million, or 16%, to $21.3 million for the first quarter of 2022 from $18.4 million for the first quarter of 2021. The increase was primarily due to an increase of $2.2 million in prototype costs, an increase of $1.8 million in personnel related costs and $1.0 million in allocated facility and IT expenses, partially offset by a decrease of $2.6 million in stock-based compensation expense.
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

Sales and marketing expenses decreased by $1.1 million, or 15%, to $6.0 million for the first quarter of 2022 from $7.1 million for the first quarter of 2021. The decrease was primarily attributable to decreases of $1.1 million in stock-based compensation expense and $0.5 million related to personnel expenses, partially offset by an increase of $0.7 million in trade show expenses.
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

General and administrative expenses decreased by $4.7 million, or 28%, to $12.3 million for the first quarter of 2022 from $17.0 million for the first quarter of 2021. The decrease was primarily attributable to decreases of $2.9 million in stock-based compensation expense, $1.6 million in bad debt reserves and $1.0 million in legal settlements, partially offset by a $0.7 million increase in insurance expense.

Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended March 31,		$ Change	% Change
($ in thousands)	2022	2021
Interest income	$227	$103	$124	120%
Interest expense	(3)	(36)	33	(92)%
Other income (expense), net	4	(17)	21	(124)%
Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Interest expense consists primarily of interest on our equipment financing leases and credit facility.
Interest income increased by $0.1 million, or 120%, for the first quarter of 2022 as compared to the first quarter of 2021. The increase was primarily attributable to increases of our average cash equivalent and short-term investment balances in the first quarter of 2022.

Interest expense was primarily related to our finance leases and was insignificant for all periods presented.

Other income, net consists primarily of foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations and was insignificant for all periods presented.
Income Taxes

	Three Months Ended March 31,		$ Change	% Change
($ in thousands)	2022	2021
Income Taxes:
Loss before income taxes	$(48,674)	$(40,521)	$(8,153)	20%
Provision for income taxes	447	296	151	51%
Effective tax rate	(0.9)%	(0.7)%

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

We are subject to income taxes in the United States, China, Germany and India. Our effective tax rate changed from (0.7)% in the first quarter of 2021 to (0.9)% in the first quarter of 2022. The change in income taxes was primarily due to a combination of permanent tax items, mainly related to the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and state taxes

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents and short-term investments totaling $256.4 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the Business Combination, PIPE offering, private placements of the pre-combination Velodyne convertible preferred stock, public warrant exercises, employee option exercises and ESPP share purchases. As of March 31, 2022, we received an aggregate of $247.0 million in net proceeds from the Business Combination and PIPE offering, and an aggregate of $73.7 million in net proceeds from the exercises of our public warrants.

We have a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The agreement includes an option to increase the credit limit up to an additional $15.0 million with the bank’s approval. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The unused revolving line facility fee is 0.15% per annum of the average unused portion of the credit facility. The revolving line of credit is secured by certain assets of the Company. As of March 31, 2022, we were compliant with all associated covenants in the agreement. No amounts were drawn against this credit facility during any of the periods presented.

On April 8, 2020, we received loan proceeds of $10.0 million under the CARES Act’s Paycheck Protection Program (PPP). We filed for the forgiveness of the PPP loan and were approved for forgiveness of such loan and interest on June 30, 2021.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $575.5 million as of March 31, 2022. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations, including capital expenditures and purchase commitments, for at least the next 12 months. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Note 6. “Leases” and Note 14. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(35,307)	$(35,107)
Investing activities	42,346	(83,533)
Financing activities	—	69,179

Operating Activities

During the three months ended March 31, 2022, operating activities used $35.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $49.1 million, impacted by our non-cash net adjustments of $13.5 million primarily consisting of stock-based compensation of $4.9 million, provision for common stock warrant of $5.3 million, depreciation and amortization of $2.2 million, reduction in carrying amount of the ROU assets of $0.7 million and net amortization of investment premium or discount of $0.4 million. The cash used in changes in our operating assets and liabilities of $8.7 million was primarily due to an increase of $3.2 million in inventory primarily due to increases in inventory purchases, a decrease of $3.8 million in accrued expenses and other liabilities due to timing of payments, and a decrease of $1.7 million in contract liabilities due to the timing of billings and cash received in advance of revenue. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $9.0 million which primarily consists of a decrease of $1.3 million in accounts receivable due to the timing of billings and cash received, a decrease of $3.3 million in contract assets, a decrease of $2.2 million in prepaid expenses, and an increase of $2.1 million in accounts payable.

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

Investing Activities

During the three months ended March 31, 2022, cash from investing activities was $42.3 million, which consisted primarily of $79.2 million proceeds from sales and maturities of short-term investments, partially offset by cash used to purchase short-term investments of $35.4 million and property, plant and equipment of $1.5 million.

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

Financing Activities

During the three months ended March 31, 2022, there were no cash flow activities from financing activities.

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
Interest Rate Risk

As of March 31, 2022, we had cash, cash equivalents and short-term investments of approximately $256.4 million, which are comprised of money market funds, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information
Item 1. Legal Proceedings

The information set forth under the “Legal Proceedings” section in Note 14, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

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

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations, including our previously announced projected revenues. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process. Given the complexity and volatility of our business, the impact of the ongoing COVID-19 pandemic on our business and that of our customers and partners, uncertainty overall global economic conditions, it is likely that our prior forecasts will prove to be incorrect. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. If any analysis or forecast that we make ultimately proves to be inaccurate, our stock price may be adversely affected.

Any financial projections we have provided, including projections related to our future revenues, reflect numerous qualitative estimates and assumptions including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. The projections are not predictive of our actual future results and should not be construed as financial guidance for any future period. In addition, any projections should be read in conjunction with the accounting policies included in Note 1. “Description of Business and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 8 of Part II of this Quarterly Report on Form 10-Q and with these risk factors.

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

For our business to be successful, we need to attract and retain highly qualified key management and technical personnel. Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We had in the past been dependent on David Hall, our former executive chairman. Mr. Hall resigned as executive chairman in January 2021 and as a member of our Board in March 2021. We have been expanding our management team as well as other key areas of our business, including product development. Subsequent to the removal of Mr. Hall as the chair of our Board and these resignations, Mr. Hall has made statements to the press and in a Schedule 13D criticizing our Board and management, and on April 11, 2022, Mr. Hall filed a preliminary proxy statement to solicit proxies in favor of the election of three director candidates, including Mr. Hall and his wife, Marta Hall, to our board of directors at our 2022 annual meeting of stockholders. Furthermore, on June 9, 2021, we initiated an arbitration proceeding against David Hall, alleging breach of contract and misappropriation of our confidential, proprietary, and trade secret information. On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall enjoining him from retrieving or accessing information on his devices that contain Velodyne property, as well as enjoining him from using anything he created or worked on for Velodyne during the time of his employment. This publicity could make it more difficult for us to attract and retain key personnel. Any actual or perceived uncertainties as to our relationship with Mr. Hall, who holds voting rights with respect to a significant amount of our voting stock, or persons aligned with Mr. Hall, may make it more difficult to attract and retain our qualified personnel and directors.

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
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $49.1 million for the three months ended March 31, 2022, $212.2 million for 2021 and $149.9 million for 2020. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Current supply chain constraints, including in the semiconductor market, could adversely affect our growth, increase costs, and adversely affect our financial results.

We have been informed that certain FPGAs and discrete components used in our products are being discontinued by the manufacturers. We also rely on third-party manufacturers to produce our custom ASICs. We have made considerable investments to develop our proprietary ASICs and our smart vision solutions depend on them. While we are working with our third-party manufacturers to minimize the impact of shortages, we expect that these supply chain shortages will have a near-term impact on our ability to meet increased demand for certain products and have a negative impact on our operating results if we are not successful in locating alternate supplies, particularly for the discontinued FPGAs, or if the shortages continue. If third-party manufacturers of FPGAs or of our custom ASICs experience interruptions, delays, or disruptions in supplying these components or if there are work stoppages, production delays or facility closures due to the COVID-19 pandemic, our ability to ship our smart vision solutions will be delayed and we may be unable to meet customer demand.

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

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 72% of our revenue during the three months ended March 31, 2022, 34% and 57% of our revenue for 2021 and 2020, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. By the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $21.3 million during the three months ended March 31, 2022, $77.9 million and $88.1 million during 2021 and 2020, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the three months ended March 31, 2022, year 2021 and 2020, our top 20 customers represented 152%, 79% and 81% of our revenue, respectively. There were five, two and two customers that each accounted for more than 10% of our revenue in the three months ended March 31, 2022, year 2021 and 2020, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 123%, 65% and 66% of our revenue during the three months ended March 31, 2022, year 2021 and 2020, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

For example, we recently achieved a favorable result in two proceedings before the U.S. Patent Trial and Appeal Board (“PTAB”) where the PTAB upheld the validity of our patent claims that were being challenged as unpatentable by one of our competitors. That decision was appealed to the Federal Circuit court, who upheld the validity of the patent. There is also litigation pending in the U.S. District Court for the Northern District of California, and we cannot guarantee a favorable outcome in the litigation.

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

We had approximately 198.3 million shares of common stock outstanding as of March 31, 2022, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by other investors are also freely tradable, subject to compliance with Rule 144 under the Securities Act. In addition, from March 3, 2022 through March 11, 2022, David Hall sold 45.8 million shares of common stock, creating significant downward pressure on our stock. Also there are an additional up to 39,594,032 shares issuable upon exercise of a warrant held by Amazon, which will be registered for resale. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Amazon controls warrants to purchase a significant portion of our outstanding common stock, and they may in the future be able to influence the Company’s corporate decisions, including a change of control.

We have agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of our common stock at an exercise price of $4.18 per share, representing 19.97% of our outstanding common stock as of March 31, 2022. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments.

If Amazon were to exercise the Amazon Warrant to purchase significant amounts of our common stock, they may be able to influence control of us. They also may have interests that differ from other stockholders and may vote or otherwise act in ways with which we or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

As of March 31, 2022, we had outstanding publicly traded warrants exercisable for 5,973,870 shares of common stock at $11.50 per share. In addition, as of March 31, 2022, Amazon had an outstanding warrant exercisable for up to 39,594,032 shares of common stock at $4.18 per share. The shares of our common stock issued upon exercise of any of our warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

During the first half of 2021, David Hall controlled the votes of the majority of our common stock. As a result, we were a “controlled company” for purposes of the Nasdaq corporate governance rules and were exempt from certain governance requirements otherwise required by Nasdaq, including requirements:

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

Activist shareholders, including David Hall, could negatively impact our business and cause disruptions.

David Hall, our former chairman and CEO, holds voting rights with respect to an aggregate of approximately 20.0 million shares of common stock, which represented approximately 9.6% of the voting power of our outstanding capital stock as of April 15, 2022. As a stockholder, Mr. Hall is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally and could adversely affect the market price of our common stock.

On April 11, 2022, Mr. Hall filed a preliminary proxy statement to solicit proxies in favor of the election of three director candidates, including Mr. Hall and his wife, Marta Hall, to our board of directors at our 2022 annual meeting of stockholders. On April 21, 2022, Ms. Hall resigned from our Board, and on April 25, 2022, Mr. Hall withdrew from the proxy contest. Mr. Hall has made public statements critical of our board of directors and management and may continue to do so. Responding to these actions by Mr. Hall is costly and time-consuming, disruptive to our operations and diverts the attention of management, our board of directors and our employees. The contested election with respect to the Company's directors requires us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist shareholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we have undertaken and expect to continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Additionally, we have previously identified material weaknesses in our internal control over financial reporting. We remediated one material weakness in the fourth quarter of 2020 and the remaining material weaknesses were remediated in 2021. See “—We previously identified material weaknesses in our internal control over financial reporting, and the failure to maintain effective internal control over financial reporting could harm our business and negatively impact the market price of our common stock.” Our management has devoted significant time, attention and resources to these remedial efforts and intends to hire additional personnel as part of our remediation plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in our Current Report on Form 8-K dated February 4, 2022, we have agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant to acquire up to an aggregate of 39,594,032 shares of our common stock at an exercise price of $4.18 per share.

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

Date:	May 6, 2022	VELODYNE LIDAR, INC.
/s/ Theodore L. Tewksbury

Theodore L. Tewksbury
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew Hamer

Andrew Hamer
Chief Financial Officer and Chair, Office of the Chief Executive
(Principal Executive, Financial and Accounting Officer)