Form 10-Q
period 2022-06-30
Velodyne Lidar, Inc.
filed 2022-08-09
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2022, the registrant had 219,717,302 shares of common stock, $0.0001 par value per share, outstanding.

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
•the impact of adverse or changing economic conditions;
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

PART I. Financial Information

Item 1. Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$77,024	$24,064
Short-term investments	152,185	270,357
Accounts receivable, net	7,085	8,881
Inventories, net	13,467	9,299
Prepaid and other current assets	9,545	14,822
Total current assets	259,306	327,423
Property, plant and equipment, net	13,603	14,710
Operating lease right-of-use (“ROU”) assets	16,557	16,891
Goodwill	1,189	1,189
Intangible assets, net	448	724
Contract assets	9,182	12,962
Other assets	1,557	1,522
Total assets	$301,842	$375,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,445	$5,105
Accrued expense and other current liabilities	28,133	33,028
Operating lease liabilities, current	2,896	2,623
Contract liabilities, current	5,347	6,348
Total current liabilities	44,821	47,104
Operating lease liabilities, non-current	14,646	15,210
Contract liabilities, non-current	10,740	12,740
Long-term tax liabilities	449	443
Other long-term liabilities	988	661
Total liabilities	71,644	76,158
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock	22	20
Additional paid-in capital	851,132	825,988
Accumulated other comprehensive loss	(1,203)	(412)
Accumulated deficit	(619,753)	(526,333)
Total stockholders’ equity	230,198	299,263
Total liabilities and stockholders’ equity	$301,842	$375,421

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$9,652	$11,970	$14,014	$22,563
License and services	1,855	1,626	3,673	8,759
Total revenue	11,507	13,596	17,687	31,322
Cost of revenue:
Product	18,347	19,210	33,543	34,839
License and services	257	170	524	349
Total cost of revenue	18,604	19,380	34,067	35,188
Gross loss	(7,097)	(5,784)	(16,380)	(3,866)
Operating expenses:
Research and development	18,757	17,009	40,054	35,387
Sales and marketing	5,340	47,176	11,345	54,251
General and administrative	13,430	19,133	25,747	36,169
Total operating expenses	37,527	83,318	77,146	125,807
Operating loss	(44,624)	(89,102)	(93,526)	(129,673)
Interest income	294	109	521	212
Interest expense	—	(41)	(3)	(77)
Other income (expense), net	(110)	10,136	(106)	10,119
Loss before income taxes	(44,440)	(78,898)	(93,114)	(119,419)
Provision for (benefit from) income taxes	(141)	339	306	635
Net loss	$(44,299)	$(79,237)	$(93,420)	$(120,054)
Net loss per share:
Basic and diluted	$(0.22)	$(0.41)	$(0.47)	$(0.63)
Weighted-average shares used in computing net loss per share:
Basic and diluted	198,947,058	193,002,807	198,414,502	191,123,251

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(44,299)	$(79,237)	$(93,420)	$(120,054)
Other comprehensive loss, net of tax:
Changes in unrealized loss on available for sale securities	13	22	(699)	11
Foreign currency translation adjustments	(75)	14	(92)	3
Total other comprehensive loss, net of tax	(62)	36	(791)	14
Comprehensive loss	$(44,361)	$(79,201)	$(94,211)	$(120,040)

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	197,346,675	$20	$825,988	$(412)	$(526,333)	$299,263
Common stock warrants issued to customer	—	—	5,303	—	—	5,303
Issuance of common stock under employee stock award plans	916,819	—	—	—	—	—
Stock-based compensation	—	—	4,938	—	—	4,938
Other comprehensive loss, net of tax	—	—	—	(729)	—	(729)
Net loss	—	—	—	—	(49,121)	(49,121)
Balance at March 31, 2022	198,263,494	20	836,229	(1,141)	(575,454)	259,654
Issuance of common stock under at the market (“ATM”) offering, net of issuance costs of $741	6,471,048	1	6,845	—	—	6,846
Common stock warrants issued to customer	—	—	942	—	—	942
Issuance of common stock under employee stock award plans	11,428,168	1	809	—	—	810
Stock-based compensation	—	—	6,307	—	—	6,307
Other comprehensive loss, net of tax	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(44,299)	(44,299)
Balance at June 30, 2022	216,162,710	$22	$851,132	$(1,203)	$(619,753)	$230,198

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	175,912,194	$18	$656,717	$(230)	$(315,682)	$340,823
Issuance of common stock under public warrant exercises	6,973,882	1	80,199	—	—	80,200
Issuance of common stock under employee stock award plans	6,798,504	—	(37)	—	—	(37)
Stock-based compensation	—	—	11,530	—	—	11,530
Other comprehensive loss, net of tax	—	—	—	(22)	—	(22)
Prior year adjustment on warrant liability (Note 9)	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	(40,817)	(40,817)
Balance at March 31, 2021	189,684,580	19	746,824	(252)	(354,914)	391,677
Issuance of common stock under public warrant exercises	1,929	—	22	—	—	22
Issuance of common stock under employee stock award plans	5,541,305	1	(1)	—	—	—
Stock-based compensation	—	—	53,195	—	—	53,195
Other comprehensive income, net of tax	—	—	—	36	—	36
Net loss	—	—	—	—	(79,237)	(79,237)
Balance at June 30, 2021	195,227,814	$20	$800,040	$(216)	$(434,151)	$365,693

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(93,420)	$(120,054)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,362	4,114
Reduction of operating lease ROU assets	1,392	1,533
Stock-based compensation	11,245	64,725
Reduction of revenue related to stock warrant issued to customer	6,245	—
Provision for doubtful accounts	—	2,425
Gain from forgiveness of PPP loan	—	(10,124)
Amortization of investment premium or discount, net	671	—
Other	—	550
Changes in operating assets and liabilities:
Accounts receivable, net	1,795	2,082
Inventories, net	(4,168)	1,457
Prepaid and other current assets	5,794	3,512
Contract assets	3,262	(2,438)
Other assets	(35)	6
Accounts payable	3,508	(1,680)
Accrued expenses and other liabilities	(5,611)	(7,611)
Operating lease liabilities	(1,348)	(1,550)
Contract liabilities	(3,001)	264
Net cash used in operating activities	(69,309)	(62,789)
Cash flows from investing activities:
Purchase of property, plant and equipment and intangibles	(2,580)	(1,779)
Proceeds from sales of short-term investments	14,500	2,000
Proceeds from maturities of short-term investments	137,661	55,943
Purchase of short-term investments	(35,358)	(190,376)
Investment in notes receivable	—	(750)
Net cash provided by (used in) investing activities	114,223	(134,962)
Cash flows from financing activities:
Proceeds from issuance of ATM shares, net of transaction costs	7,395	—
Payment of issuance costs related to ATM shares	(51)	—
Payment of transaction costs related to Business Combination	—	(20,005)
Proceeds from warrant exercises, net of issuance costs	—	89,244
Proceeds from common stock issuance under equity incentive plans	811	—
Tax withholding payment for vested equity awards	—	(37)
Net cash provided by financing activities	8,155	69,202
Effect of exchange rate fluctuations on cash and cash equivalents	(109)	(15)
Net increase (decrease) in cash and cash equivalents	52,960	(128,564)
Beginning cash and cash equivalents	24,064	204,648
Ending cash and cash equivalents	$77,024	$76,084

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$77
Cash paid for income taxes, net	334	682
Cash paid for operating leases	1,835	2,256
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment, and intangibles	$842	$5

	Six Months Ended June 30,
	2022	2021
Issuance costs related to ATM offering included in accrued liabilities	500	—
ROU assets obtained in exchange for operating lease liabilities	1,074	340
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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, operating lease ROU assets, current and non-current lease liabilities and non-current contract liabilities are now presented as separate line items on the consolidated balance sheets and were previously included within other assets, current liabilities and other long-term liabilities, respectively. In addition, operating lease liabilities are now presented as separate line items on the consolidated statements of cash flows and were previously included within accrued and other liabilities.

Liquidity

The Company has funded its operations primarily through proceeds realized from the Business Combination, issuances of stock, and sales to customers. As of June 30, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $229.2 million, continuing sale of its stocks under the ATM offering, available borrowing capacity of $4.2 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements for the quarter ended June 30, 2022 were available for issuance.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was as follows:

	June 30,	December 31,
	2022	2021
Customers accounted for 10% or more of accounts receivable:
Customer A	22%	*
Customer B	11%	*
Customer C	11%	16%
Customer D	*	14%
Customer E	*	11%
Vendors accounted for 10% or more of accounts payable:
Vendor A	45%	28%
Vendor B	11%	*

* Less than 10%.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include standalone selling price (“SSP”) for each distinct performance obligation in its customer contracts, total estimated future patents and their corresponding estimated development costs, total estimated costs and related progress towards complete satisfaction of performance obligation in certain services arrangements, allowances for doubtful accounts, inventory reserves, warranty reserves, valuation allowance for deferred tax assets, stock-based compensation, common stock warrant valuation, useful lives of property, plant, and equipment and intangible assets, assessment of the recoverability of long-lived assets, goodwill impairment, income tax uncertainties, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.

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

For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price in accordance with ASC 606, Revenue from Contracts with Customers. Accordingly, when Amazon makes payments and vesting conditions become probable of being achieved, the Company will record a non-cash stock-based reduction to revenue associated with the Amazon Warrant, which is calculated based on the grant date fair value of the Amazon Warrant shares.

Recently Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet, net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the new standard in the first quarter of 2023 and is currently evaluating the impact this standard will have on its consolidated financial statements and related footnote disclosures.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of June 30, 2022, the Company had $5.0 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the condensed consolidated balance sheet.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands, percentage may not foot due to rounding difference):

	Three Months Ended
	June, 30, 2022		June, 30, 2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by geography:
North America(1)	$4,292	37%	$5,271	38%
Asia Pacific(2)	3,645	32%	5,255	39%
Europe, Middle East and Africa	3,570	31%	3,070	23%
Total	$11,507	100%	$13,596	100%
Revenue by products and services:
Products(1)	$9,652	84%	$11,970	88%
License and services(2)	1,855	16%	1,626	12%
Total	$11,507	100%	$13,596	100%
Revenue by timing of recognition:
Goods transferred at a point in time(1)	$10,075	88%	$12,272	90%
Goods and services transferred over time(2)	1,432	12%	1,324	10%
Total	$11,507	100%	$13,596	100%

	Six Months Ended
	June, 30, 2022		June, 30, 2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by geography:
North America(1)	$2,988	17%	$10,315	33%
Asia Pacific(2)	8,551	48%	14,761	47%
Europe, Middle East and Africa	6,148	35%	6,246	20%
Total	$17,687	100%	$31,322	100%
Revenue by products and services:
Products(1)	$14,014	79%	$22,563	72%
License and services(2)	3,673	21%	8,759	28%
Total	$17,687	100%	$31,322	100%
Revenue by timing of recognition:
Goods transferred at a point in time(1)	$14,833	84%	$28,942	92%
Goods and services transferred over time(2)	2,854	16%	2,380	8%
Total	$17,687	100%	$31,322	100%

(1) Includes a non-cash stock-based reduction of revenue of $0.9 million and $6.2 million, respectively, for the three and six months ended June 30 2022 associated with the Amazon Warrant agreement entered into in February 2022. See Note 9 for more information.

(2) Includes license revenue of $0.9 million and $1.9 million, respectively, related to patent cross-license agreements for the three and six months ended June 30, 2022, and $0.9 million and $7.3 million, respectively, for the three and six months ended June 30, 2021. In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2024, and thereafter, will make product sales royalty payments through February 2030. In

September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. As of June 30, 2022 and December 31, 2021, the Company had $3.8 million and $3.8 million, respectively, of current deferred revenue, and $10.1 million and $11.9 million, respectively, of long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of June 30, 2022 and December 31, 2021, the Company also had $13.0 million and $16.3 million, respectively, of contract assets related to these patent cross-license agreements.

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
Contract assets and contract liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets, current
Unbilled accounts receivable	$3,830	$3,313
Contract assets, long-term
Unbilled accounts receivable	9,182	12,962
Total contract assets	$13,012	$16,275

Contract liabilities, current
Deferred revenue, current	$5,278	$6,209
Customer advance payment	69	139
Total	5,347	6,348
Contract liabilities, long-term
Deferred revenue, long-term	10,740	12,740
Total contract liabilities	$16,087	$19,088

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Six Months Ended June 30,
	2022	2021
Contract assets:
Beginning balance	$16,275	$11,253
Transferred to receivables from contract assets recognized at the beginning of the period	(3,313)	(2,813)
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	50	5,251
Ending balance	$13,012	$13,691
Contract liabilities:
Beginning balance	$19,088	$22,055
Revenue recognized that was included in the contract liabilities beginning balance	(4,120)	(5,972)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	1,119	6,236
Ending balance	$16,087	$22,319

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$60,008	$—	$—	$60,008
Total cash equivalents	60,008	—	—	60,008
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	74,300	—	74,300
Corporate debt securities	—	77,878	—	77,878
Total short-term investments	7	152,178	—	152,185
Total assets measured at fair value	$60,015	$152,178	$—	$212,193

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$391	$—	$—	$391
Total cash equivalents	391	—	—	391
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	130,983	—	130,983
Corporate debt securities	—	139,367	—	139,367
Total short-term investments	7	270,350	—	270,357
Total assets measured at fair value	$398	$270,350	$—	$270,748

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments represent highly liquid commercial paper and corporate debt securities with maturities greater than 90 days at the date of purchase. Marketable securities with maturities greater than one year are classified as current assets and were not significant for all periods presented. Unrealized gains and losses on the Company’s short-term investments were not significant as of June 30, 2022 and December 31, 2021 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.

Note 5. Balance Sheet Components
Accounts Receivables, Net
Accounts receivables, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$10,292	$12,088
Allowance for doubtful accounts	(3,207)	(3,207)
Accounts receivable, net	$7,085	$8,881

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$7,112	$6,585
Work-in-process	3,590	1,883
Finished goods	2,765	831
Total inventories	$13,467	$9,299

The raw materials inventory included consigned inventory of $2.5 million and $1.5 million, respectively, as of June 30, 2022 and December 31, 2021.

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses and deposits	$3,082	$7,883
Due from contract manufacturers and vendors	1,523	1,302
Prepaid taxes	289	1,223
Contract assets	3,830	3,313
Other	821	1,101
Total prepaid and other current assets	$9,545	$14,822

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Machinery and equipment	$38,791	$36,264
Leasehold improvements	6,990	6,752
Furniture and fixtures	1,498	1,497
Vehicles	359	359
Software	1,951	1,337
Assets under construction	1,480	1,900
	51,069	48,109
Less: accumulated depreciation and amortization	(37,466)	(33,399)
Property, plant and equipment, net	$13,603	$14,710

The Company purchased all finance lease equipment during the first quarter of 2022. The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization on property, plant and equipment	$2,068	$1,964	$4,086	$3,921

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of June 30, 2022:
Developed technology	$1,696	$1,248	$448
As of December 31, 2021:
Developed technology	$1,696	$972	$724

Amortization of intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of intangible assets	$122	$97	$276	$193

Other Assets
Other assets, non-current, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Notes receivable	750	750
Deposits and other	807	772
Total other assets	$1,557	$1,522

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

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll expenses	$9,790	$13,550
Accrued manufacturing costs	2,918	3,925
Accrued transaction costs	5,000	5,000
Accrued professional and consulting fees	5,353	3,411
Accrued warranty costs	1,886	1,934
Accrued taxes	913	1,017
Legal proceedings accrual	866	825
Other	1,407	3,366
Total accrued expense and other current liabilities	$28,133	$33,028

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

Lease cost, which consisted primarily of operating lease cost, was $1.0 million and $2.0 million, respectively, for the three and six months ended June 30, 2022, and $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2021.

Other information related to leases were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	5.31	5.91
Weighted average discount rate	6.53%	6.37%

As of June 30, 2022, maturities of lease liabilities were as follows:

Years Ending December 31,	Operating Leases
2022 (remaining six months)	$1,944
2023	3,793
2024	3,869
2025	3,701
2026	3,670
Thereafter	3,779
Total lease payments	$20,756
Less amount representing interest	(3,214)
Present value of lease liabilities	$17,542

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Foreign currency translation loss	$(276)	$(184)
Unrealized loss on investments	(927)	(228)
Total accumulated other comprehensive loss	$(1,203)	$(412)

During the six months ended June 30, 2022 and 2021, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable
The Company has a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The revolving line of credit is secured by certain assets of the Company. As of June 30, 2022, there were no amounts outstanding under this credit facility and the Company was in compliance with all associated covenants in the agreement. As of June 30, 2022, the credit facility had $4.2 million available for borrowing.

On April 8, 2020, the Company received loan proceeds of $10.0 million under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program (“PPP”). The Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan and interest on June 30, 2021. The Company recorded a $10.1 million gain from the forgiveness of the PPP loan and related interest in other income for the three months ended June 30, 2021.

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

The Company is authorized to issue up to 2,250,000,000 shares of common stock, each with a par value of $0.0001 per share. The following summarizes the Company’s common stock outstanding as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Converted pre-combination Velodyne common stock outstanding	9,575,438	82,024,874
Converted pre-combination Velodyne preferred stock outstanding	24,772,759	24,772,759
Graf Founder shares	142,800	157,800
Other stockholders	181,671,713	90,391,242
Total common stock issued and outstanding	216,162,710	197,346,675

ATM Offering

On June 15, 2022, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), pursuant to which, from time to time, the Company may raise up to $100 million by selling shares of its common stock, par value $0.0001 per share (“the ATM Shares”). The ATM Shares will be issued pursuant to its shelf registration statement on Form S-3 that became effective on May 11, 2022.

Subject to the terms and conditions of the ATM Agreement, Oppenheimer will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions, and is entitled to a commission at a rate equal to 2.5% of the gross price of any ATM Shares sold through Oppenheimer. The ATM offering will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms. The Company is not required to sell any shares at any time during the term of the ATM Agreement. Net proceeds from the sale of ATM Shares will be used for general corporate purposes.

The Company records the sale of its ATM Shares on a settlement date basis. For the three months ended June 30, 2022, the Company received net proceeds of approximately $6.8 million (after deducting $0.7 million in commissions and expenses) from sales of 6,471,048 ATM Shares at an average price of $1.17 per share pursuant to the ATM Agreement.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2022, no shares of preferred stock were issued and outstanding.

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

	June 30,	December 31,
	2022	2021
Warrants outstanding upon Closing	24,876,512	24,876,512
Warrants exercised to date	18,902,642	18,902,642
Warrants outstanding	5,973,870	5,973,870

Aggregated common shares issuable upon exercise of warrants	18,657,384	18,657,384
Common shares issued upon exercise of warrants	14,176,959	14,176,959
Remaining common shares issuable upon exercise of warrants	4,480,425	4,480,425

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

Amazon Warrant

In February 2022, the Company and Amazon.com (“Amazon”) entered into a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of the Company’s common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. Following stock sales under the Company’s ATM offering, as of June 30, 2022, the antidilution adjustments provided Amazon with warrants to acquire an additional 50,394 shares, for an aggregate of 39,644,426 shares. The right to exercise the warrants and receive the warrant shares that have vested expires February 4, 2030. The warrant agreement also contains customary change-in-control provisions.

The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $200 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services from the Company. Upon entry into an additional commercial agreement, certain warrant shares will vest, and the number of shares that vest in connection with future payments by Amazon to Velodyne will be reduced pro rata. As of June 30, 2022, zero of the Amazon Warrant shares are vested.

When Amazon makes payments, and vesting conditions become probable of being achieved, the Company will record a non-cash stock-based reduction to revenue associated with the Amazon Warrant, which is calculated based on the grant date fair value of the Amazon Warrant shares. The fair value of the Amazon Warrant shares was measured on the grant date using the Black-Scholes option pricing model with assumptions as follows:

Six Months Ended
June 30, 2022
Expected term, in years	6.00
Expected volatility	50.00%
Risk-free interest rate	1.84%
Expected dividend yield	0%

For the three and six months ended June 30, 2022, the Company recognized a reduction to revenues of $0.9 million and $6.2 million, respectively, associated with a portion of Amazon Warrant shares that are probable of being vested.

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

The Company had an initial authorized reserve of 27,733,888 shares of its common stock for issuance under the 2020 Plan. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than ten years in an amount equal to the least of (a) 5% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 common shares, or (c) a number of common shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 46,606,012 and the remaining shares available for issuance under the 2020 Equity Plan was 10,320,465 as of June 30, 2022.

The Company uses primarily the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

2020 Employee Stock Purchase Plan

On September 29, 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The Company had an initial authorized reserve of 3,492,097 shares of common stock for issuance under the ESPP. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than 20 years in an amount equal to the least of (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 2,500,000 shares of the Company’s common stock or (iii) a lesser amount determined by the Compensation Committee or the Board. As of June 30, 2022, 785,205 shares have been issued and 6,481,317 shares remained available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the applicable purchase period, in an amount not to exceed 15% of their compensation, subject to individual purchase limits of 7,000 shares in any purchase period or $25,000 worth of stock, determined at the fair market value of the shares at the first day of an offering period, in any calendar year. Each offering period has a duration of twelve months beginning on either June 1 or December 1 and consists of two consecutive six-month purchase periods. The ESPP contains a reset provision whereby if the price of the Company’s common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in a preceding offering period with a higher first day price will be automatically withdrawn from such offering periods and re-enrolled in the new offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering period, resulting in incremental expense to be recognized over the new offering period.

2020 Phantom Stock Incentive Plan

In March 2021, the Board adopted the 2020 Phantom Stock Incentive Plan (the “2020 Phantom Stock Plan”), which provides for the granting of up to 7,635,000 phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting. Phantom stock unit activity for the year ended June 30, 2022 was not significant.

Stock Incentive Awards
As of June 30, 2022, the Company’s outstanding incentive awards primarily included RSUs, RSAs, PRSU, performance RSAs “PRSAs” and phantom stock units under its stock incentive plans. The RSUs and RSAs typically vest on a quarterly basis over four years, or 25 percent upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Certain RSUs also contain performance conditions related to the Company’s product development and business performance for the performance periods specified in the RSU agreements. In April 2022, the Company granted PRSAs that contain service, Company performance and market conditions to vest in the underlying common stock. The PRSAs vest on an annual basis over three years. The number of shares that vests is ultimately dependent on the Company’s operating results and value of the Company’s stock at the date specified in the PRSA agreements.

A summary of the Company’s stock award activities during 2022 is as follows (in thousands except share and per share amount):

	Shares	Weighted Average Grant Date Fair Value per Share	Fair Value of RSU/RSA Released
RSA:
RSAs outstanding as of December 31, 2021	211,298	$6.63
Granted	1,392,254	$2.21
Released	(61,708)	$2.20	$103
Canceled	(140,254)	$2.20
RSAs outstanding as of June 30, 2022	1,401,590	$2.88

RSU:
RSUs outstanding as of December 31, 2021	5,126,896	$10.51
Granted	8,020,089	$2.05
Released	(1,114,087)	$9.66	$2,810
Forfeited	(1,773,344)	$8.32
RSUs outstanding as of June 30, 2022	10,259,554	$4.37

PRSU:
PRSUs outstanding as of December 31, 2021	330,505	$6.72
Released	(330,505)	$6.72	$1,292
PRSUs outstanding as of June 30, 2022	—

PRSA:
PRSAs outstanding as of December 31, 2021	—
Granted	9,781,722	$2.12
Canceled	(698,150)	$2.20
PRSAs outstanding as of June 30, 2022	9,083,572	$2.12

Stock-Based Compensation Expense

The Company measures stock-based compensation expenses based on grant date fair value of the stock awards. The Company recognizes stock-based compensation expenses for service-condition awards that are expected to vest on a straight-line basis over the requisite service period. For performance-based awards, expense is recognized using an accelerated attribution method from the time it is deemed probable that the performance goal will be achieved through the time the service-based condition has been achieved. The probability of restricted share awards granted with future performance conditions is evaluated at each reporting period and share awards are updated and compensation expense is adjusted based on updated information. The Company recognizes forfeitures as they occur.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$759	$431	$1,280	$967
Research and development	2,831	2,754	5,187	7,664
Sales and marketing	988	41,616	1,859	43,602
General and administrative	1,733	8,404	2,920	12,502
Total stock-based compensation expense	$6,311	$53,205	$11,246	$64,735

As of June 30, 2022, unrecognized compensation cost related to RSUs, RSAs, PRSAs and the ESPP was $39.2 million, $3.7 million, $7.5 million and $1.2 million, respectively, which is expected to be recognized over a weighted average period of 3.20 years, 3.65 years, 1.67 years and 0.58 years, respectively.

Phantom stock units are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock units was not significant at June 30, 2022.

Note 11. Net Loss Per Share
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The Company follows the two-class method when computing net income (loss) per share when shares are issued that meet the definition of participating securities. The Company considers its the RSAs and PRSAs to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the declaration of a dividend for shares of common stock. During the periods when the Company is in a net loss position, the net loss attributable to common stockholders was not allocated to the RSAs and PRSAs under the two-class method as these securities do not have a contractual obligation to share in losses.

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2022	2021
Stock options	10	597
RSAs and PRSAs	10,485	—
RSUs (non-vested)	10,010	6,060
Public warrant shares	4,480	4,483
Amazon warrant shares	39,644	—
Total	64,629	11,140

Note 12. Retirement Plan

The Company has a 401(k) savings and profit-sharing plan (the “401(k) Plan”), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (“IRS”). The Company matches 25% of employees’ eligible contributions up to a maximum amount determined by the Company. The Company’s matching contributions vest 25% per year over the employee’s first four-year period of service. The Company’s matching contributions were $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2022, and $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2021.

Note 13. Income Taxes
The following table summarizes the Company's loss before income taxes and provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(44,440)	$(78,898)	$(93,114)	$(119,419)
Provision for (benefit from) income taxes	(141)	339	306	635
Effective tax rate	0.3%	(0.4)%	(0.3)%	(0.5)%

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

The Company is subject to income taxes in the United States, China, Germany and India. The Company’s effective tax rate changed from (0.5)% in the six months ended June 30, 2021 to (0.3)% in the six months ended June 30, 2022. This change was primarily due to a combination of permanent tax items, mainly related to the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and state taxes.

Note 14. Commitments and Contingencies

Purchase and Other Commitments
The Company had a total of $29.1 million in purchase commitments as of June 30, 2022. Purchase commitments represent outstanding purchase orders or non-cancelable commitments for goods or services with contract manufacturers and vendors that range mostly from one month up to a year. The Company uses several contract manufacturers to manufacture components, subassemblies and products. The Company provides these contract manufacturers with demand information and they use this information to acquire components and build products. Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with contract manufactures. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the materials and components purchased by the subcontractors to manufacture the Company’s products. The Company also obtains individual components for its products from a wide variety of individual suppliers. In addition, the Company had a total of $0.9 million in other contractual obligations for goods or services associated with its ordinary course of business as of June 30, 2022.

Product Warranties
The following table summarizes the activity related to product warranty liabilities and their balances as included in accrued expenses and other current liabilities (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance as of the beginning of the period	$1,934	$2,204
Warranty provision	1,893	898
Consumption	(541)	(649)
Changes in provision estimates	(1,400)	(1,300)
Balance as of the end of the period	$1,886	$1,153

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

Ouster Litigation

On June 15, 2022, the Company filed complaint with the U.S. International Trade Commission (“ITC”) against Ouster, Inc. and its contract manufacturer, and a lawsuit in the Northern District of California. The complaint and lawsuit each allege infringement of U.S. Patent Nos. 7,969,558 (the “‘558 patent”) and 9,983,297 and respectively seek relief including an exclusion importation of infringing Ouster products and monetary damages. On July 22, 2022, the ITC instituted a formal investigation into the Company’s claims.

On July 8, 2022 Ouster filed a complaint in the Superior Court of California, Santa Clara County, against the Company and two employees of the Company, alleging trade secret misappropriation against all defendants, breach of contract against one of the individuals, violation of the unfair business practices act against the Company, and violation of false advertising laws against the Company. The Company intends to defend this action vigorously.

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

On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall, ordering that: 1) Mr. Hall is enjoined from retrieving or accessing three devices to which he copied Velodyne materials and must transfer those devices to a discovery special master, who will review Mr. Hall’s retention and usage of Velodyne information and prepare reports on such retention and use; 2) Mr. Hall must provide an under-oath inventory of any and all of his personal electronic devices in his possession or control upon which Velodyne information currently resides and, upon Velodyne’s request, must provide Velodyne with access to those devices upon request to retrieve, destroy, or ensure the permanent deletion of Velodyne information from those devices; 3) Mr. Hall is enjoined from using anything he created or worked on for Velodyne during the time of his employment; and 4) In light of the preliminary injunctive relief granted under its breach of contract claim, Velodyne’s requests for relief under the California Uniform Trade Secrets Act and for a deposition were denied at this juncture, but the arbitrator expressly held that Velodyne could reinstate those demands following the special master’s report on Mr. Hall’s retention and usage of Velodyne’s materials. Mr. Hall subsequently provided an under-oath inventory pursuant to that order, which identified seventy-one personal devices that may contain Velodyne information. Because Mr. Hall did not consent to the special master conditionally appointed by the arbitrator, Velodyne and Mr. Hall are negotiating on protocol by which to preliminarily review and inspect those personal devices. On October 26, 2021, Mr. Hall filed a motion for a protective order seeking to require the Company to segregate and return his allegedly personal, private, privileged, and confidential information from his Company-issued laptop. On November 30, 2021, the judge denied Mr. Hall’s protective order, noting that Mr. Hall has no expectation of privacy as to the contents of his laptop and that he waived his right to assert privileged over the contents of the laptop. In the same ruling, the judge compelled Mr. Hall to respond to interrogatories issued by Velodyne. On December 16, 2021, the judge ruled that Velodyne sufficiently identified 2,740 allegedly-misappropriated trade secrets. On February 17, 2022, the judge imposed sanctions on Mr. Hall for discovery abuse, and ordered Mr. Hall to pay Velodyne $5,000 as sanctions. The parties have a mediation scheduled for August 30, 2022.

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

Hall Proceeding Against Individuals

On January 18, 2022, David Hall and Marta Hall filed a complaint against various current and former officers and directors of Velodyne and other individuals in the Superior Court of California, Alameda County, entitled Hall v. Vetter, No. 22-cv-005713. The complaint alleges conspiracy to defraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation, and securities fraud. The complaint alleges David and Marta Hall have suffered damages and seeks, among other things, compensatory and punitive damages. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. The Company intends to defend the action vigorously.

Quanergy Litigation

In September 2016, Quanergy Systems, Inc. (“Quanergy”) filed a complaint against the Company and one of its customers in the Northern District of California (the District Court litigation), seeking a declaratory judgment of non-infringement of one of the ‘558 patent and asserting state and federal trade secret misappropriation claims against the Company and its customer and breach of contract and constructive fraud claims against its customer. In November 2016, Quanergy filed an amended complaint, removing its trade secret misappropriation claims against the Company, dropping its customer from the suit and dropping the related claims of breach and constructive fraud. The amended complaint maintained only the declaratory judgment of non-infringement action against the Company. In December 2016, the Company filed an answer generally denying the allegations and relief requested in Quanergy’s amended complaint. The Company’s answer also included counterclaims against Quanergy asserting direct, indirect, and willful infringement of the ‘558 patent. In January 2017, Quanergy filed an answer generally denying the allegations in the Company’s patent infringement counterclaims and requesting relief. The court held a claim construction hearing on September 13, 2017 and issued a claim construction order on October 4, 2017, which adopted the majority of the Company’s proposed constructions. In June 2018, the district court entered an order granting a joint stipulation to stay the litigation.

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (“PTAB”) in November 2017, challenging all claims of the ‘558 patent that the Company asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s

opening appeal brief was filed on January 22, 2021. On February 4, 2022, the Federal Circuit of Appeals issued a ruling upholding the validity of the Company’s ‘558 patent. In view of that ruling, on February 18, 2022, the district court lifted the stay. On April 18, 2022, the district court issued a scheduling order for the remainder of the proceedings.

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

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects, including with respect to David Hall’s role with the Company and removal as Chairman of the Company’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations, controls and prospects and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. The Company filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. The Company filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with the Company, but granted the motion to dismiss as to all other claims. The Company intends to defend the actions vigorously.

On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names the Company as a nominal defendant. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserted a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21-cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserted claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated. On January 3, 2022, the plaintiffs filed an amended complaint.

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of June 30, 2022, the Company recorded a total of $0.8 million for loss contingencies associated with the legal claims or litigation discussed above.

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

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by country and number of customers that accounted for more than 10% of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Countries over 10% of revenue:
U.S.	33%	37%	14%	31%
China	15%	24%	21%	36%
Sweden	12%	15%	16%	14%
Germany	12%	*	*	*
		*		*
Number of customers that accounted for over 10% of revenue:	2	1	5	2

* Less than 10%.
For the three and six months ended June 30, 2022, revenue in the U.S. included a reduction to product revenues of $0.9 million and $6.2 million, respectively, in respect of the Amazon Warrant. Refer to Note 9 for more information.
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States and, to a lesser extent, Thailand as of June 30, 2022 and December 31, 2021.

Note 16. Related Party Transactions

Certain holders of the pre-combination Velodyne's convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for a stockholder who owned over 5% of the Company’s common stock as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Stockholder A	$—	$44	$295	$83

	June 30,	December 31,
	2022	2021
Accounts receivable:
Stockholder A	$531	$219

The Company leases its corporate headquarters facility in San Jose, California. The property was previously owned by a company that was owned by a stockholder who was a former officer of the Company. The lease was executed in January 2017 and expires in December 2027, as amended. In May 2021, the property was sold to a third-party but the lease terms remain unchanged. Lease cost under this lease was $0.6 million and $1.4 million, respectively, for the two and five months ended May 31, 2021.

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

Overview

We are a global leader in lidar technology providing smart, powerful lidar solutions for autonomous vehicles, advanced driver assistance systems (ADAS), delivery solutions, robotics, industrial, infrastructure, navigation, mapping, and more.
Our broad range of high-performance sensor and software solutions provide flexibility, quality and performance to meet the needs of a wide range of industries, including robotics, industrial, intelligent infrastructure, autonomous vehicles and ADAS. Our lidar-based smart vision solutions are deployed in many non-automotive applications, including autonomous mobile robots, UAVs, drones, last-mile delivery, precision agriculture, advanced security systems, and smart city initiatives.

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

Impact of COVID-19

The extensive impact of the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world, despite the reports of declines in severity. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home orders, and business shutdowns.

The ongoing COVID-19 pandemic has disrupted and affected our operations, supply chain, customer demand, and our results of operations. For example, the timing of customer orders and our ability to fulfill orders we received were impacted by various COVID-19 related government mandates across our worldwide operations. Certain current and prospective customers delayed purchases based on budget constraints or project delays related to COVID-19. Our offices and R&D and manufacturing facilities have been, and from time-to-time may continue to be, impacted due to national and regional government declarations requiring closures, quarantines and travel restrictions. We also experienced an increase in raw materials and assembly costs.

On March 27, 2020, the U.S. government enacted the CARES Act administered by the Small Business Administration (the “SBA”). We benefited from a $10.0 million PPP loan from and forgiven by the SBA in the quarter ended June 30, 2021.

The continued impact of the COVID-19 pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on our customers, suppliers, and employees, all of which are uncertain at this time. We expect the COVID-19 pandemic may adversely impact our future revenue and results of operations, but we are unable to predict at this time the size and duration of this adverse impact. At the same time, we have seen some signs of positive effects for our long-term business prospects and partnerships during the pandemic. For more information on our operations and risks related to COVID-19, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Recent Developments

ATM Offering

On June 15, 2022, we entered into an Equity Distribution Agreement, or ATM Agreement, with Oppenheimer, pursuant to which, from time to time, we may raise up to $100 million by selling shares of our common stock. The ATM Shares will be issued pursuant to our shelf registration statement on Form S-3 that became effective on May 11, 2022.

Subject to the terms and conditions of the ATM Agreement, Oppenheimer will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, and is entitled to a commission at a rate equal to 2.5% of the gross price of any ATM Shares sold through Oppenheimer. The ATM offering will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement or (ii) termination of the ATM Agreement in accordance with its terms. We are not required to sell any shares at any time during the term of the ATM Agreement. Net proceeds from the sale of ATM Shares will be used for our general corporate purposes.

We record the sale of our ATM Shares on a settlement date basis. For the three months ended June 30, 2022, we received net proceeds of approximately $6.8 million (after deducting $0.7 million in commissions and expenses) from sales of 6,471,048 ATM Shares at an average price of $1.17 per share pursuant to the ATM Agreement.

Amazon Warrant Agreement

In February 2022, we entered into a warrant agreement and a transaction agreement with Amazon.com (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of Velodyne’s common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. Following stock sales under our ATM offering, as of June 30, 2022, the antidilution adjustments provided Amazon with warrants to acquire an additional 50,394 shares, for an aggregate of 39,644,426 shares. The right to exercise the warrants and receive the warrant shares that have vested expires February 4, 2030. The warrant agreement also contains customary change-in-control provisions.

The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $200.0 million by Amazon or its affiliates (directly or indirectly through third parties) to Velodyne in connection with Amazon’s purchase of goods and services from us. Upon entry into additional commercial agreement, certain warrant shares will vest, and the number of shares that vest in connection with future payments by Amazon to Velodyne will be reduced pro rata. As of June 30, 2022, none of the Amazon Warrant shares are vested.

For the six months ended June 30, 2022, we recognized a reduction to revenues of $6.2 million associated with a portion of Amazon Warrant shares that are probable of being vested.

Factors Affecting Our Performance

Design wins. We are developing our smart vision solutions as a key enabling technology for OEMs in a wide range of industries, including robotics, industrial, intelligent infrastructure, autonomous vehicles and ADAS. Because our solutions must be integrated into a broader platform by the OEM, it is critical that we achieve design wins with these customers. The time necessary to achieve design wins varies based on the market and application. The design cycle in the automotive market tends to be substantially longer and more onerous than in other markets. Even within the automotive market, achieving a design win with an automotive OEM takes considerably longer than a design cycle for an aftermarket application. We consider design wins to be critical to our future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our future financial performance.

Pricing, product cost and margins. Our pricing and margins will depend on the volumes and the features of the solutions we provide to our customers. In general, solutions incorporated into development-phase products require more complex configurations, have higher prices and higher gross margins. As our markets reach maturity and commercialization, we expect prices and margins will generally decrease. Our commercial-stage customers will require that our smart vision solutions be manufactured and sold at per-unit prices that enable mass market adoption. To meet the technological and pricing needs of customers reaching commercial scale, we are making significant investments in new solutions for both cost improvements and new features. In addition, we are working on redesigning our sensors to help alleviate supply chain shortages. Our ability to compete in key markets will depend on the success of these investments and our efforts to efficiently and reliably produce cost-effective smart vision solutions for our commercial-stage customers. We have customers with technologies in various stages of development. We anticipate that our prices will vary by market and application due to market-specific supply and demand dynamics and product lifecycles.

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

Continued investment and innovation. We believe that we are an industry-leading lidar provider with proven designs, extensive product offerings and advanced manufacturing capabilities. Our financial performance is significantly dependent on our ability to maintain this leading position. This is further dependent on the investments we make in research and development. We must continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products and generate active market demand for our products. If we fail to do this, our leading market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product(1)	$9,652	$11,970	$14,014	$22,563
License and services	1,855	1,626	3,673	8,759
Total revenue	11,507	13,596	17,687	31,322
Cost of revenue:
Product(2)	18,347	19,210	33,543	34,839
License and services	257	170	524	349
Total cost of revenue(2)	18,604	19,380	34,067	35,188
Gross loss	(7,097)	(5,784)	(16,380)	(3,866)
Operating expenses(2):
Research and Development	18,757	17,009	40,054	35,387
Sales and Marketing	5,340	47,176	11,345	54,251
General and administrative	13,430	19,133	25,747	36,169
Total operating expense	37,527	83,318	77,146	125,807
Operating loss	(44,624)	(89,102)	(93,526)	(129,673)
Interest income	294	109	521	212
Interest expenses	—	(41)	(3)	(77)
Other income (expense), net	(110)	10,136	(106)	10,119
Loss before income taxes	(44,440)	(78,898)	(93,114)	(119,419)
Provision for (benefit from) income taxes	(141)	339	306	635
Net loss	$(44,299)	$(79,237)	$(93,420)	$(120,054)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods presented (the table may not foot due to rounding difference):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	84%	88%	79%	72%
License and services	16	12	21	28
Total revenue	100	100	100	100
Cost of revenue:
Product	159	141	190	111
License and services	2	1	3	1
Total cost of revenue	162	143	193	112
Gross loss	(62)	(43)	(93)	(12)
Operating expenses:
Research and Development	163	125	226	113
Sales and Marketing	46	347	64	173
General and administrative	117	141	146	115
Total operating expense	326	613	436	401
Operating loss	(388)	(655)	(529)	(414)
Interest income	3	1	3	1
Interest expenses	—	—	—	—
Other income (expense), net	(1)	75	(1)	32
Loss before income taxes	(386)	(580)	(526)	(381)
Provision for (benefit from) income taxes	(1)	2	2	2
Net loss	(385)%	(582)%	(528)%	(383)%

_______________________

(1) Includes non-cash reductions of revenue of $0.9 million and $6.2 million, respectively, for the three and six months ended June 30, 2022 associated with the Amazon Warrant agreement entered into in February 2022. See Note 9 to our Condensed Consolidated Financial Statements for more information.

(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$759	$431	$1,280	$967
Research and development	2,831	2,754	5,187	7,664
Sales and marketing	988	41,616	1,859	43,602
General and administrative	1,733	8,404	2,920	12,502
Total stock-based compensation expense	$6,311	$53,205	$11,246	$64,735

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

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

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

	Three Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Revenue:
Products	$9,652	$11,970	$(2,318)	(19)%
License and services	1,855	1,626	229	14
Total	$11,507	$13,596	$(2,089)	(15)
Revenue by geographic location:
North America	$4,292	$5,271	$(979)	(19)%
Asia and Pacific	3,645	5,255	(1,610)	(31)
Europe, Middle East and Africa	3,570	3,070	500	16
Total	$11,507	$13,596	$(2,089)	(15)

	Six Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Revenue:
Products	$14,014	$22,563	$(8,549)	(38)%
License and services	3,673	8,759	(5,086)	(58)
Total	$17,687	$31,322	$(13,635)	(44)
Revenue by geographic location:
North America	$2,988	$10,315	$(7,327)	(71)%
Asia and Pacific	8,551	14,761	(6,210)	(42)
Europe, Middle East and Africa	6,148	6,246	(98)	(2)
Total	$17,687	$31,322	$(13,635)	(44)

Product Revenue

Product revenue decreased by $2.3 million, or 19%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in product revenue reflected a $0.9 million non-cash contra revenue associated with our warrant agreement with Amazon and a decrease in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in the average selling price for lidar sensors sold. We expect these supply chain constraints to persist for the next several quarters.

Product revenue decreased by $8.5 million, or 38%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in product revenue reflected a $6.2 million contra revenue associated with our warrant agreement with Amazon and a decrease in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in the average selling price for lidar sensors sold.

License and Services Revenue

License and services revenue increased by $0.2 million, or 14%, for the three months ended June 30, 2022 compared to the same period in 2021.

License and services revenue decreased by $5.1 million, or 58%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a reduction in license revenues associated with our patent cross license agreements.

Revenue by Geographic Location

Our North America revenue decreased by $1.0 million and $7.3 million, respectively, for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decreases were due primarily to non-cash contra revenue of $0.9 million and $6.2 million, respectively, for the three and six months ended June 30, 2022, associated with our warrant agreement with Amazon.

Our Asia-Pacific revenue decreased by $1.6 million and $6.2 million, respectively, for the three and six months ended June 30, 2022 compared to the same periods in 2021. The $1.6 million decrease for the three months ended June 30, 2022 reflected a reduction in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in average selling price for our lidar sensors sold. The $6.2 million decrease reflected a $5.4 million decrease in license revenue from our patent cross license agreements and a reduction in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in average selling price for our lidar sensors sold.

Our Europe, Middle East and Africa revenue increased by $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021, reflecting increases of average selling price for our lidar sensors, partially offset by a reduction in the sales volume of our established products. Our Europe, Middle East and Africa revenue decreased by $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021, reflecting a reduction in the sales volume of our established products, largely offset by increases in average selling price for our lidar sensors sold.

Cost of Revenue and Gross Margin

Cost of revenue includes the manufacturing cost of our lidar sensors, which primarily consists of personnel-related costs directly associated with our manufacturing organization and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes depreciation, cost of component inventory, product testing costs, outside services, an allocated portion of overhead, facility and IT costs, warranty costs, excess and obsolete inventory and shipping costs. We are transitioning to outsourcing our production to contract manufacturing partners with the objective of reducing manufacturing labor and overhead costs and the per unit cost of goods sold.

Our gross margin varies by product and depends on a variety of factors, including market conditions that may impact our pricing, including our desire to broaden customer adoption of lidar across multiple industries and markets; product mix changes between established products and new products and licenses; excess and obsolete inventories; our cost structure for manufacturing operations, including supply constraints for certain components, third-party manufacturers, relative to volume; and product support obligations. We are transitioning to an outsourced manufacturing model and believe that the use of third-party manufacturers will favorably impact our gross margin over time. But in the near term, while we are beginning manufacturing with new partners, we may incur increased costs and result in lower gross margin.

Our license revenue has lower cost, and therefore it contributes to higher gross margin. We expect our gross margins to fluctuate over time, depending on the factors described above.

	Three Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Cost of revenue:
Product	$18,347	$19,210	$(863)	(4)%
License and services	257	170	87	51
Total cost of revenue	$18,604	$19,380	$(776)	(4)
Gross margin	(62)%	(43)%

	Six Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Cost of revenue:
Product	$33,543	$34,839	$(1,296)	(4)%
License and services	524	349	175	50
Total cost of revenue	$34,067	$35,188	$(1,121)	(3)
Gross margin	(93)%	(12)%

Cost of product revenue decreased by $0.9 million , or 4%, for the three months ended June 30, 2022 compared to the same period in 2021. The product cost decrease was primarily driven by a decrease of $3.6 million in cost due to decreased product sales volume, partially offset by a $2.2 million one-time charge related to a discontinued product line and a cost increase resulting from component price increases driven by supply constraints.

Cost of product revenue decreased by $1.3 million, or 4%, for the six months ended June 30, 2022 compared to the same period in 2021. The product cost decrease was primarily driven by a decrease of $5.5 million cost related to decreased volume of units sold, partially offset by a $2.2 million one-time charge related to a discontinued product line and a cost increase resulting from component price increases driven by supply constraints.

Gross margin decreased to (62)% and (93)%, respectively, for the three and six months ended June 30, 2022 from (43)% and (12)%, respectively, for the same periods of 2021. The decreases primarily reflected the timing of high margin license revenues, the impact of the contra revenue associated with the Amazon warrant agreement, a one-time charge related to a discontinued product line, and component price increases as a result of supply constraints, partially offset by increased average selling price of our lidar sensors sold. We expect higher component costs as a result of supply constraints to impact margins at least through the fourth quarter of 2022.

Operating Expenses

Our research and development expenses consist primarily of personnel-related costs directly associated with our research and development organization, prototype expenses, third-party engineering and contractor costs, an allocated portion of facility and IT costs and depreciation. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our lidar sensors.

Our sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing organization, sales commissions, marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, an allocated portion of facility and IT costs and depreciation.

Our general and administrative expenses primarily consist of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, and other consulting services, public company related expenses, insurances, an allocated portion of facility and IT costs and depreciation.

	Three Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Operating Expense:
Research and development	$18,757	$17,009	$1,748	10%
Sales and marketing	5,340	47,176	(41,836)	(89)
General and administrative	13,430	19,133	(5,703)	(30)
Total operating expenses	$37,527	$83,318	$(45,791)	(55)

	Six Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Operating Expense:
Research and development	$40,054	$35,387	$4,667	13%
Sales and marketing	11,345	54,251	(42,906)	(79)
General and administrative	25,747	36,169	(10,422)	(29)
Total operating expenses	$77,146	$125,807	$(48,661)	(39)

Research and Development

Research and development expenses increased by $1.7 million, or 10%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $2.1 million in personnel related costs and $1.2 million in facility and IT expenses, partially offset by a decrease of $1.6 million in prototype costs.

Research and development expenses increased by $4.7 million, or 13%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $3.9 million in personnel related costs and $2.2 million in facility and IT expenses, partially offset by a decrease of $2.5 million in stock-based compensation expense.
Sales and Marketing

Sales and marketing expenses decreased by $41.8 million, or 89%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $40.6 million in stock-based compensation expense and $0.5 million in professional services.

Sales and marketing expenses decreased by $42.9 million, or 79%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $41.7 million in stock-based compensation expense, $0.7 million in personnel expenses and $0.5 million in professional services, partially offset by an increase of $0.7 million in trade show expenses.
General and Administrative

General and administrative expenses decreased by $5.7 million, or 30%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $6.7 million in stock-based compensation expense, partially offset by increases of $1.2 million in legal and professional services.

General and administrative expenses decreased by $10.4 million, or 29%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $9.6 million in stock-based compensation expense and $2.4 million in bad debt reserves, partially offset by an increase of $1.5 million in insurance expense.

Interest Income, Interest Expense and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash equivalents and investments in marketable securities. These amounts will vary based on our cash, cash equivalents and short-term investment balances, and also with market rates. Interest expense consists primarily of interest on our equipment financing leases and credit facility.

Other income (expense), net consists primarily of foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations and was insignificant for all periods presented.

	Three Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Interest income	$294	$109	$185	170%
Interest expense	—	(41)	41	(100)
Other income (expense), net	(110)	10,136	(10,246)	(101)

	Six Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Interest income	$521	$212	$309	146%
Interest expense	(3)	(77)	74	(96)
Other income (expense), net	(106)	10,119	(10,225)	(101)

Interest income increased for the three and six months ended June 30, 2022 compared to the same period in 2021 primarily due to increases of our average cash equivalent and short-term investment balances in 2022.

Interest expense was primarily related to our finance leases and was insignificant for all periods presented.

Other income, net for the three and six months ended June 30, 2021 was primarily related to the $10.1 million gain from forgiveness of our PPP loan and related interest under the CARES Act. Other changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the three and six months ended June 30, 2022 and 2021.
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

	Three Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Income Taxes:
Loss before income taxes	$(44,440)	$(78,898)	$34,458	(44)%
Provision for (benefit from) income taxes	(141)	339	(480)	(142)
Effective tax rate	0.3%	(0.4)%

	Six Months Ended June 30,		$ Change	% Change
($ in thousands)	2022	2021
Income Taxes:
Loss before income taxes	$(93,114)	$(119,419)	$26,305	(22)%
Provision for income taxes	306	635	(329)	(52)
Effective tax rate	(0.3)%	(0.5)%

We are subject to income taxes in the United States, China, Germany and India. The changes in income taxes for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to a combination of permanent tax items, mainly related to the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and state taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents and short-term investments totaling $229.2 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the completion of the Business Combination and issuances of stock. As of June 30, 2022, we received an aggregate of $247.0 million in net proceeds from the Business Combination and the related private placement pursuant to subscription agreements with certain investors, or PIPE offering, an aggregate of $163.0 million in net proceeds from the exercises of our public warrants.

On June 15, 2022, we entered into an ATM Agreement with Oppenheimer, pursuant to which, from time to time, we may raise up to $100 million by selling shares of our common stock. Oppenheimer will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, and is entitled to a commission at a rate equal to 2.5% of the gross price of any ATM Shares sold. Net proceeds from the sale of ATM Shares will be used for our general corporate purposes. For the three months ended June 30, 2022, we received net proceeds of approximately $6.8 million (after deducting $0.7 million in commissions and expenses) from sales of 6,471,048 ATM Shares pursuant to the ATM Agreement.

We have a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The revolving line of credit is secured by certain assets of the Company. As of June 30, 2022, there were no amounts outstanding under this credit facility and we were in compliance with all associated covenants in the agreement. Also as of June 30, 2022, the credit facility had $4.2 million available for borrowing.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $619.8 million as of June 30, 2022. We expect to continue to incur operating losses at least for the next 12 months and may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations, including capital expenditures and purchase commitments, for at least the next 12 months. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Note 6. “Leases” and Note 14. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our future capital requirements, however, will depend on many factors, including our lidar sales volume, the timing and extent of spending to support our research and development efforts in smart vision technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition may be adversely affected.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(69,309)	$(62,789)
Investing activities	114,223	(134,962)
Financing activities	8,155	69,202

Operating Activities

During the six months ended June 30, 2022, operating activities used $69.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $93.4 million, impacted by our non-cash net adjustments of $23.9 million primarily consisting of stock-based compensation of $11.2 million, provision for common stock warrants issued to a customer of $6.2 million, depreciation and amortization of $4.4 million, reduction in carrying amount of the ROU assets of $1.4 million and net amortization of investment premium or discount of $0.7 million. The cash used in changes in our operating assets and liabilities of $14.2 million was primarily due to an increase of $4.2 million in inventory primarily due to increases in inventory purchases, a decrease of $5.6 million in accrued expenses and other liabilities due to timing of payments, a decrease in operating lease liabilities of $1.3 million and a decrease of $3.0 million in contract liabilities due to the timing of billings and cash received in advance of revenue. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $14.4 million which primarily consists of a decrease of $1.8 million in accounts receivable due to the timing of billings and cash received, a decrease of $3.3 million in contract assets, a decrease of $5.8 million in prepaid expenses, and an increase of $3.5 million in accounts payable.

During the six months ended June 30, 2021, operating activities used $62.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $120.1 million, impacted by our non-cash charges of $63.2 million primarily consisting of stock-based compensation of $64.7 million, depreciation and amortization of $4.1 million, provision for doubtful accounts of $2.4 million, reduction in carrying amount of the ROU assets of $1.5 million and gain on extinguishment of debt of $10.1 million. The cash used in changes in our operating assets and liabilities of $13.3 million was primarily due to an increase of $2.4 million in contract assets, a decrease in operating lease liabilities of $1.6 million, a decrease of $1.7 million in accounts payable and a decrease of $7.6 million in accrued expenses and other liabilities due to timing of payments. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $7.3 million which primarily consists of a decrease of $3.5 million in prepaid expenses, a decrease of $1.5 million in inventory due to decreased sales volume of certain products, a decrease of $2.1 million in accounts receivable and an increase of $0.3 million in contract liabilities due to the timing of billings and cash received in advance of revenue.

Investing Activities

During the six months ended June 30, 2022, cash from investing activities was $114.2 million, which consisted primarily of $152.2 million proceeds from sales and maturities of short-term investments, partially offset by cash used to purchase short-term investments of $35.4 million and property, plant and equipment of $2.6 million.

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

Financing Activities

During the six months ended June 30, 2022, cash flow provided by financing activities was $8.2 million, which consisted primarily of net proceeds of $7.4 million and $0.8 million, respectively, from sales of our common stock under the ATM offering and ESPP.

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
Interest Rate Risk

As of June 30, 2022, we had cash, cash equivalents and short-term investments of approximately $229.2 million, which are comprised of money market funds, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Based on this evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For our business to be successful, we need to attract and retain highly qualified key management and technical personnel. Competition for highly-skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We had in the past been dependent on David Hall, our former executive chairman. Mr. Hall resigned as executive chairman in January 2021 and as a member of our Board in March 2021. We have been expanding our management team as well as other key areas of our business, including product development. Subsequent to the removal of Mr. Hall as the chair of our Board and these resignations, Mr. Hall has made statements to the press and in a Schedule 13D criticizing our Board and management, and on April 11, 2022, Mr. Hall filed a preliminary proxy statement to solicit proxies in favor of the election of three director candidates, including Mr. Hall and his wife, Marta Hall, to our board of directors at our 2022 annual meeting of stockholders, which he subsequently withdrew. Furthermore, on June 9,

2021, we initiated an arbitration proceeding against David Hall, alleging breach of contract and misappropriation of our confidential, proprietary, and trade secret information. On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall enjoining him from retrieving or accessing information on his devices that contain Velodyne property, as well as enjoining him from using anything he created or worked on for Velodyne during the time of his employment. This publicity could make it more difficult for us to attract and retain key personnel. While the Halls have sold substantially all of the shares of common stock that they own as of July 1, 2022, any actual or perceived uncertainties as to our relationship with Mr. Hall or persons aligned with Mr. Hall, may make it more difficult to attract and retain our qualified personnel and directors.

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
•improving our manufacturing processes, including through partnerships with contract manufacturers;
•investing in new applications and markets for our products;
•pursuing litigation to protect our intellectual property; and
•investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $93.4 million for the six months ended June 30, 2022, $212.2 million for 2021 and $149.9 million for 2020. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Current supply chain constraints, including in the semiconductor market, could adversely affect our growth, increase costs, and adversely affect our financial results.

We have been informed that certain field-programmable gate arrays, or FPGAs, and discrete components used in our products are being discontinued by the manufacturers. We also rely on third-party manufacturers to produce our custom ASICs. We have made considerable investments to develop our proprietary ASICs and our smart vision solutions depend on them. Other discrete components, especially those from the semiconductor sector, may continue to create supply chain challenges in the near term. While we are working with our third-party manufacturers to minimize the impact of shortages, we expect that these supply chain shortages will have a near-term impact on our ability to meet increased demand for certain products and have a negative impact on our operating results if we are not successful in locating alternate supplies, particularly for the discontinued FPGAs, or if the shortages continue. If third-party manufacturers of FPGAs or of our custom ASICs experience interruptions, delays, or disruptions in supplying these components or if there are work stoppages, production delays or facility closures due to the COVID-19 pandemic, our ability to ship our smart vision solutions will continue to be delayed and we may be unable to continue to meet customer demand.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. For example, in the second half of 2021 we experienced capacity constraints as we worked with our third-party manufacturers to overcome component constraints in the supply chain and increase production, and as a result of the semiconductor shortage, we expect this trend to continue in the near term. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. The COVID-19 pandemic has caused interruptions in our manufacturing operations and production delays. For example, our personnel have been delayed in travel to Thailand to meet with a key manufacturing partner. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We operate in a highly competitive market and some market participants have substantially greater resources. We compete against a large number of both established competitors and new market entrants.

The markets for sensing technology applicable to autonomous and other solutions across numerous industries are highly competitive. We compete against a large number of companies, including established competitors and new market entrants, in all of the markets we serve. Our future success will depend on our ability to continue to develop and protect from infringement of our advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors are numerous and they compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technology. We face competition from camera and radar companies, other developers of lidar products, Tier 1 suppliers and other technology and automotive supply companies, some of which have significantly greater resources than we do. Today, we believe there are more than 50 such companies including Luminar, Innoviz, Ouster, Aeva, AEye, Valeo, Hesai, Robosense, Quanergy, Cepton and others, as well as from many lower-end lidar offerings. In the automotive market, our competitors have commercialized non-lidar-based ADAS technology which has achieved market adoption, strong brand recognition and may continue to improve. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, have substantial financial, marketing, research and development and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our smart vision solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In markets outside of the automotive industry, we and our competitors seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology. Additionally, increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.

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
•Pricing changes we may implement to drive market adoption or in response to competitive pressure.
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

Adverse conditions in the global economy could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the industries in which we do business and global economy generally. Downturns in the global economy, due to inflation, conflicts, public health crises, or other factors may impact our business. For example, we have seen a deterioration in the creditworthiness of some of our customers, which may harm our ability to collect receivables from them. Spending in the industries in which we do business, including for example the automotive business, is highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. Any significant adverse change in any of these factors have a material adverse effect on our business, results of operations and financial condition.

Although we believe that lidar is the industry standard for autonomous vehicles and other emerging markets, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 47% of our revenue during the six months ended June 30, 2022, 34% and 57% of our revenue for 2021 and 2020, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. By the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

While we intend to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology, lidar and the markets for these products, including the ADAS and autonomous driving industries, could adversely affect adoption of lidar and/or our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. For example, we are currently working on developing our Vella software, which is a data curation software platform, as well as several other new lidar products. We cannot guarantee that the Vella software or the new products will be released in a timely manner, or at all, or achieve market acceptance. For example, in 2019 we experienced delays in acceptance of certain of our new lidar products as we worked with our customers to identify, define and meet product requirements, and we may be unable to sell these or future products at scale until these issues are resolved. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply. In addition, our success to date has been based on the delivery of our smart vision solutions to research and development programs in which developers are investing substantial capital to develop new systems. Our continued success relies on the success of the research and development phase of these customers as they expand into commercialized projects. While some customers already have achieved commercialization, most of our automotive customers are just beginning on the path to commercialization. As autonomous technology reaches the stage of large scale commercialization we will be required to develop and deliver smart vision solutions at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technology.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $40.1 million during the six months ended June 30, 2022, $77.9 million and $88.1 million during 2021 and 2020, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the six months ended June 30, 2022, year 2021 and 2020, our top 20 customers represented 106%, 79% and 81% of our revenue, respectively. There were five, two and two customers that each accounted for more than 10% of our revenue in the six months ended June 30, 2022, year 2021 and 2020, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

Our financial performance can be affected by the mix of products we sell during a given period. If our sales include more of the lower gross margin products than higher gross margin products, our results of operations and financial condition may be adversely affected. There can be no guarantees that we will be able to successfully alter our product mix so that we are selling more of our high gross margin products. If actual results vary from this projected product mix of sales, our results of operations and financial condition could be adversely affected.

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

Any financial projections we have provided, including projections related to our future revenues, reflect numerous qualitative estimates and assumptions including assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. The projections are not predictive of our actual future results and should not be construed as financial guidance for any future period. In addition, any projections should be read in conjunction with the accounting policies included in Note 1. “Description of Business and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q and with these risk factors.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 86%, 65% and 66% of our revenue during the six months ended June 30, 2022, year 2021 and 2020, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

A significant natural disaster, such as an earthquake, fire, flood or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, could have an adverse effect on our business and operating results. The COVID-19 pandemic has produced meaningful operational challenges and we expect to continue to experience disruptions in our business during 2022. COVID-19 has heightened many of the other risks described herein, such as the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. Despite the implementation of network security measures, our networks and lidar products also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Both our corporate headquarters and manufacturing facility are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our remaining manufacturing operations, our or our customers’ or channel partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and we do not currently require that our suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.
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

Our products are also used for autonomous driving and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of lidar generally or our products specifically. If we fail to adhere to these new regulations or fail to continually monitor the updates, we may be subject to litigation, loss of customers or negative publicity and our business, results of operations and financial condition will be adversely affected.

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

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements and to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

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

We rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-

disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for Velodyne, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets. We also rely on physical and electronic security measures to protect our proprietary information, but it cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

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

We had approximately 216.2 million shares of common stock outstanding as of June 30, 2022, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by other investors are also freely tradable, subject to compliance with Rule 144 under the Securities Act. In addition, from March 3, 2022 through March 11, 2022, David Hall sold 45.8 million shares of common stock and then from June 9 through July 1, 2022, David Hall and Marta Hall collectively sold 19.1 million shares of common stock, in each instance, creating significant downward pressure on our stock. Also there are an additional up to 39,594,032 shares issuable upon exercise of a warrant held by Amazon, which will be registered for resale. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Amazon controls warrants to purchase a significant portion of our outstanding common stock, and they may in the future be able to influence the Company’s corporate decisions, including a change of control.

We have agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,644,426 shares of our common stock at an exercise price of $4.18 per share, representing 18.3% of our outstanding common stock as of June 30, 2022, none of which are currently vested. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments.

If Amazon were to exercise the Amazon Warrant to purchase significant amounts of our common stock, they may be able to exercise significant control of us. They also may have interests that differ from other stockholders and may vote or otherwise act in ways with which we or other stockholders disagree or that may be adverse to your interests. A concentration of stock ownership may also have the effect of delaying, preventing or deterring a change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, such a concentration of stock ownership may facilitate a change of control under terms other stockholders may not find favorable or at a time when other stockholders may prefer not to sell.

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

As of June 30, 2022, we had outstanding publicly traded warrants exercisable for 4,480,425 shares of common stock at $11.50 per share. In addition, as of June 30, 2022, Amazon had an outstanding warrant exercisable for up to 39,644,426 shares of common stock at $4.18 per share, none of which are currently vested. The shares of our common stock issued upon exercise of any of our warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

On April 11, 2022, David Hall, our former Chairman and CEO, filed a preliminary proxy statement to solicit proxies in favor of the election of three director candidates, including Mr. Hall and his wife, Marta Hall, to our board of directors at our 2022 annual meeting of stockholders. On April 21, 2022, Ms. Hall resigned from our Board, and on April 25, 2022, Mr. Hall withdrew from the proxy contest. Furthermore, as of July 1, 2022, Mr. Hall and Ms. Hall reported that they had sold substantially all of their shares in the Company. Mr. Hall has made public statements critical of our board of directors and management and may continue to do so. Responding to these actions by Mr. Hall is costly and time-consuming, disruptive to our operations and diverts the attention of management, our board of directors and our employees. The contested election with respect to the Company's directors requires us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist shareholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

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

We must comply Nasdaq’s listing requirements for the continued listing of our common stock on Nasdaq.

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our common stock.

The continued listing requirements in Nasdaq Marketplace Rule 5550(a)(2) requires issuers to maintain a minimum bid price of at least $1.00 per share. If we fail to maintain a minimum closing bid price of $1.00 for 30 consecutive trading days, Nasdaq will issue a noncompliance notice. The trading price of our common stock has closed below $1.00 for several days since June 30, 2022.

Failure to maintain our Nasdaq listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition, and cause reputational harm with investors and parties conducting business with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in our Current Report on Form 8-K dated February 4, 2022, we have agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant to acquire up to an aggregate of 39,594,032 shares of our common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. Following stock sales under our ATM offering, during the quarter ended June 30, 2022, the antidilution adjustments provided Amazon with warrants to acquire an additional 50,394 shares, for an aggregate of 39,644,426 shares.

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

Date:	August 9, 2022	VELODYNE LIDAR, INC.
/s/ Theodore L. Tewksbury

Theodore L. Tewksbury
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark Weinswig

Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)