Form 10-Q
period 2022-09-30
Velodyne Lidar, Inc.
filed 2022-11-09
CIK 1745317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 237,590,372 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$51,487	$24,064
Short-term investments	168,570	270,357
Accounts receivable, net	6,129	8,881
Inventories, net	11,498	9,299
Prepaid and other current assets	8,201	14,822
Total current assets	245,885	327,423
Property, plant and equipment, net	11,684	14,710
Operating lease right-of-use (“ROU”) assets	16,727	16,891
Goodwill	1,189	1,189
Intangible assets, net	402	724
Contract assets	9,182	12,962
Other assets	851	1,522
Total assets	$285,920	$375,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,001	$5,105
Accrued expense and other current liabilities	31,074	33,028
Operating lease liabilities, current	3,062	2,623
Contract liabilities, current	5,456	6,348
Total current liabilities	44,593	47,104
Operating lease liabilities, non-current	14,674	15,210
Contract liabilities, non-current	9,841	12,740
Long-term tax liabilities	459	443
Other long-term liabilities	814	661
Total liabilities	70,381	76,158
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 2,250,000,000 shares authorized; 232,677,318 and 197,346,675 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	23	20
Additional paid-in capital	877,935	825,988
Accumulated other comprehensive loss	(1,103)	(412)
Accumulated deficit	(661,316)	(526,333)
Total stockholders’ equity	215,539	299,263
Total liabilities and stockholders’ equity	$285,920	$375,421

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$7,442	$11,782	$21,456	$34,345
License and services	2,199	1,278	5,872	10,037
Total revenue	9,641	13,060	27,328	44,382
Cost of revenue:
Product	20,353	17,716	53,896	52,555
License and services	165	84	689	433
Total cost of revenue	20,518	17,800	54,585	52,988
Gross loss	(10,877)	(4,740)	(27,257)	(8,606)
Operating expenses:
Research and development	16,918	20,221	56,972	55,608
Sales and marketing	4,878	6,547	16,223	60,798
General and administrative	9,583	23,271	35,330	59,440
Total operating expenses	31,379	50,039	108,525	175,846
Operating loss	(42,256)	(54,779)	(135,782)	(184,452)
Interest income	732	109	1,253	321
Interest expense	—	(6)	(3)	(83)
Other income (expense), net	2	(22)	(104)	10,097
Loss before income taxes	(41,522)	(54,698)	(134,636)	(174,117)
Provision for (benefit from) income taxes	41	14	347	649
Net loss	$(41,563)	$(54,712)	$(134,983)	$(174,766)
Net loss per share:
Basic and diluted	$(0.19)	$(0.28)	$(0.66)	$(0.91)
Weighted-average shares used in computing net loss per share:
Basic and diluted	213,518,699	196,204,671	203,504,556	192,835,674

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(41,563)	$(54,712)	$(134,983)	$(174,766)
Other comprehensive loss, net of tax:
Changes in unrealized gain (loss) on available for sale securities	165	(5)	(534)	6
Foreign currency translation adjustments	(65)	(12)	(157)	(9)
Total other comprehensive loss, net of tax	100	(17)	(691)	(3)
Comprehensive loss	$(41,463)	$(54,729)	$(135,674)	$(174,769)

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	197,346,675	$20	$825,988	$(412)	$(526,333)	$299,263
Common stock warrants issuable to customer	—	—	5,303	—	—	5,303
Issuance of common stock under employee stock award plans	916,819	—	—	—	—	—
Stock-based compensation	—	—	4,938	—	—	4,938
Other comprehensive loss, net of tax	—	—	—	(729)	—	(729)
Net loss	—	—	—	—	(49,121)	(49,121)
Balance at March 31, 2022	198,263,494	20	836,229	(1,141)	(575,454)	259,654
Issuance of common stock under at the market (“ATM”) offering, net of issuance costs of $741	6,471,048	1	6,845	—	—	6,846
Common stock warrants issuable to customer	—	—	942	—	—	942
Issuance of common stock under employee stock award plans	11,428,168	1	809	—	—	810
Stock-based compensation	—	—	6,307	—	—	6,307
Other comprehensive loss, net of tax	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(44,299)	(44,299)
Balance at June 30, 2022	216,162,710	$22	$851,132	$(1,203)	$(619,753)	$230,198
Issuance of common stock under at the market (“ATM”) offering, net of issuance costs of $574	16,907,260	1	19,080	—	—	19,081
Common stock warrants issuable to customer	—	—	2,817	—	—	2,817
Issuance of common stock under employee stock award plans	690,289	—	—	—	—	—
Forfeiture of restricted stock awards	(1,082,941)	—	—	—	—	—
Stock-based compensation	—	—	4,906	—	—	4,906
Other comprehensive loss, net of tax	—	—	—	100	—	100
Net loss	—	—	—	—	(41,563)	(41,563)
Balance at September 30, 2022	232,677,318	$23	$877,935	$(1,103)	$(661,316)	$215,539

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	175,912,194	$18	$656,717	$(230)	$(315,682)	$340,823
Issuance of common stock under public warrant exercises	6,973,882	1	80,199	—	—	80,200
Issuance of common stock under employee stock award plans	6,798,504	—	(37)	—	—	(37)
Stock-based compensation	—	—	11,530	—	—	11,530
Other comprehensive loss, net of tax	—	—	—	(22)	—	(22)
Prior year adjustment on warrant liability (Note 9)	—	—	(1,585)	—	1,585	—
Net loss	—	—	—	—	(40,817)	(40,817)
Balance at March 31, 2021	189,684,580	19	746,824	(252)	(354,914)	391,677
Issuance of common stock under public warrant exercises	1,929	—	22	—	—	22
Issuance of common stock under employee stock award plans	5,541,305	1	(1)	—	—	—
Stock-based compensation	—	—	53,195	—	—	53,195
Other comprehensive income, net of tax	—	—	—	36	—	36
Net loss	—	—	—	—	(79,237)	(79,237)
Balance at June 30, 2021	195,227,814	$20	$800,040	$(216)	$(434,151)	$365,693
Issuance of common stock under public warrant exercises	2,250	—	25	—	—	25
Issuance of common stock under employee stock award plans	692,575	—	—	—	—	—
Stock-based compensation	—	—	16,645	—	—	16,645
Other comprehensive income, net of tax	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(54,712)	(54,712)
Balance at September 30, 2021	195,922,639	$20	$816,710	$(233)	$(488,863)	$327,634

See accompanying notes to condensed consolidated financial statements.

VELODYNE LIDAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(134,983)	$(174,766)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,071	6,208
Reduction of operating lease ROU assets	2,124	2,288
Stock-based compensation	16,151	81,370
Reduction of revenue related to stock warrant issued to customer	9,062	—
Provision for doubtful accounts	—	2,070
Gain from forgiveness of PPP loan	—	(10,124)
Amortization of investment premium or discount, net	350	1,075
Other	(38)	(27)
Changes in operating assets and liabilities:
Accounts receivable	2,751	2,072
Inventories, net	(2,199)	6,273
Prepaid and other current assets	7,954	2,882
Contract assets	3,262	(2,209)
Other assets	(79)	67
Accounts payable	325	(3,352)
Accrued expenses and other liabilities	(583)	(18)
Operating lease liabilities	(2,056)	(2,305)
Contract liabilities	(3,791)	(1,740)
Net cash used in operating activities	(95,679)	(90,236)
Cash flows from investing activities:
Purchase of property, plant and equipment and intangibles	(2,884)	(3,213)
Proceeds from sales of short-term investments	14,500	12,207
Proceeds from maturities of short-term investments	197,345	115,223
Purchase of short-term investments	(110,941)	(249,957)
Investment in notes receivable	—	(750)
Net cash provided by (used in) investing activities	98,020	(126,490)
Cash flows from financing activities:
Proceeds from issuance of ATM shares, net of transaction costs	26,560	—
Payment of issuance costs related to ATM shares	(603)	—
Payment of transaction costs related to Business Combination	(1,500)	(20,005)
Proceeds from warrant exercises, net of issuance costs	—	89,270
Proceeds from common stock issuance under equity incentive plans	810	—
Tax withholding payment for vested equity awards	—	(37)
Net cash provided by financing activities	25,267	69,228
Effect of exchange rate fluctuations on cash and cash equivalents	(185)	(6)
Net increase (decrease) in cash and cash equivalents	27,423	(147,504)
Beginning cash and cash equivalents	24,064	204,648

	Nine Months Ended September 30,
	2022	2021
Ending cash and cash equivalents	$51,487	$57,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$83
Cash paid for income taxes, net	394	721
Cash paid for operating leases	2,779	3,382
Supplemental disclosure of noncash investing and financing activities:
Changes in accrued purchases of property, plant and equipment, and intangibles	$310	$2
ROU assets obtained in exchange for operating lease liabilities	1,959	498
Transaction costs included in accrued liabilities	30	5,000
Receipt of equity shares from customer in satisfaction of accounts receivable	—	297

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

The Company’s predecessor, Graf Industrial Corp. (“Graf”), was originally incorporated in Delaware as a special purpose acquisition company (“SPAC”). On September 29, 2020 (the “Closing Date”), Graf consummated a business combination (the “Business Combination”) with Velodyne Lidar, Inc. (the “pre-combination Velodyne”). Immediately upon the consummation of the Business Combination, Graf merged into the pre-combination Velodyne, with the pre-combination Velodyne surviving as a wholly-owned subsidiary of the Company. Graf changed its name to Velodyne Lidar, Inc. and the pre-combination Velodyne changed its name to Velodyne Lidar USA, Inc. Refer to Note 2. “Business Combination and Related Transactions” for further discussion of the Business Combination.

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

Liquidity

The Company has funded its operations primarily through proceeds realized from the Business Combination, issuances of stock, and sales to customers. As of September 30, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $220.1 million, continuing sale of its stocks under the ATM offering, available borrowing capacity of $3.6 million under a revolving credit facility. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements for the quarter ended September 30, 2022 were available for issuance.

Concentration of Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents, and short-term investments with high-quality financial institution with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
The Company’s accounts receivable are derived from customers located both inside and outside the U.S. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions and requires customer advance payments in certain circumstances. The Company does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was as follows:

	September 30,	December 31,
	2022	2021
Customers accounted for 10% or more of accounts receivable:
Customer A	16%	16%
Customer B	*	14%
Customer C	*	11%
Vendors accounted for 10% or more of accounts payable:
Vendor A	39%	28%
Vendor B	18%	*

* Less than 10%.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include standalone selling price (“SSP”) for each distinct performance obligation in customer contracts, total estimated future patents and their corresponding estimated development costs, total estimated costs and related progress towards complete satisfaction of performance obligations in certain services arrangements, allowances for doubtful accounts, inventory reserves, warranty reserves, valuation allowance for deferred tax assets, stock-based compensation, common stock warrant valuation, useful lives of property, plant, and equipment and intangible assets, assessment of the recoverability of long-lived assets, goodwill impairment, income tax uncertainties, and other loss contingencies. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.

Significant Accounting Policies

Except for the change in certain policies described below, there have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet, net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of 2023 and does not expect a significant impact to its consolidated financial statements and related footnote disclosures.

Recently Adopted Accounting Pronouncements

In October 2021, FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This new guidance requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 will be effective for fiscal years beginning after December 15, 2022, including interim periods within these fiscal years, with early adoption permitted. The provisions of ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company has adopted ASU 2021-08 effective January 1, 2022. As of September 30, 2022, the adoption of this new standard had had no impact on the Company’s consolidated financial statements and related footnote disclosures.

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

Note 2. Business Combination and Related Transactions
On September 29, 2020, the Company consummated a business combination with the pre-combination Velodyne. Pursuant to ASC 805, for financial accounting and reporting purposes, the pre-combination Velodyne was deemed the accounting acquirer and the Company was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Accordingly, the Business Combination was treated as the equivalent of the pre-combination Velodyne issuing stock for the net assets of Graf, accompanied by a recapitalization. Under this method of accounting, the consolidated financial statements of the Company are the historical financial statements of the pre-combination Velodyne. The net assets of Graf were stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with the pre-combination Velodyne’s financial statements on the Closing date. The shares and net loss per share for periods prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the merger agreement.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $29.1 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. As of September 30, 2022, the Company had $3.5 million of accrued transaction costs, consisting primarily of investment banking fees, in accrued expenses on the condensed consolidated balance sheet after payment of $1.5 million.

On October 3, 2022, the Company completed its acquisition of Bluecity Technology, Inc. (“Bluecity”). The acquisition is expected to be accounted for as a business combination. For additional information regarding the Bluecity acquisition, see Note 17. “Subsequent Events” herein.

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
Total revenue based on the disaggregation criteria described above is as follows (dollar in thousands, percentage may not foot due to rounding difference):

	Three Months Ended
	September 30, 2022		September 30, 2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by geography:
North America(1)	$1,992	21%	$5,526	42%
Asia Pacific(2)	4,062	42%	3,813	29%
Europe, Middle East and Africa	3,587	37%	3,721	28%
Total	$9,641	100%	$13,060	100%
Revenue by products and services:
Products(1)	$7,442	77%	$11,782	90%
License and services(2)	2,199	23%	1,278	10%
Total	$9,641	100%	$13,060	100%
Revenue by timing of recognition:
Goods transferred at a point in time(1)	$8,351	87%	$11,738	90%
Goods and services transferred over time(2)	1,290	13%	1,322	10%
Total	$9,641	100%	$13,060	100%

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue by geography:
North America(1)	$4,980	18%	$15,841	36%
Asia Pacific(2)	12,613	46%	18,574	42%
Europe, Middle East and Africa	9,735	36%	9,967	22%
Total	$27,328	100%	$44,382	100%
Revenue by products and services:
Products(1)	$21,456	79%	$34,345	77%
License and services(2)	5,872	21%	10,037	23%
Total	$27,328	100%	$44,382	100%
Revenue by timing of recognition:
Goods transferred at a point in time(1)	$23,184	85%	$40,680	92%
Goods and services transferred over time(2)	4,144	15%	3,702	8%
Total	$27,328	100%	$44,382	100%

(1) Includes a non-cash stock-based reduction of revenue of $2.8 million and $9.1 million, respectively, for the three and nine months ended September 30, 2022 associated with the Amazon Warrant agreement entered into in February 2022. See Note 9 for more information.

(2) Includes license revenue of $1.4 million and $3.3 million, respectively, related to patent cross-license agreements for the three and nine months ended September 30, 2022, and $0.7 million and $8.0 million, respectively, for the three and nine months ended September 30, 2021. In June 2020, the Company entered into a patent cross-license agreement related to its litigation settlement with a customer in Asia Pacific. Under the terms of the arrangement, the customer agreed to make a one-time license payment upon settlement, will make annual fixed royalty payments through 2024, and thereafter, will make product sales royalty payments through February 2030. In September 2020, Velodyne entered into another patent cross-license agreement related to its litigation with a different customer in Asia Pacific. As of September 30, 2022 and December 31, 2021, the Company had $3.8 million and $3.8 million, respectively, of current deferred revenue, and $9.1 million and $11.9 million, respectively, of long-term deferred revenue associated with the rights granted as part of these patent cross-license agreements to receive future patents as they represent stand ready obligations. As of September 30, 2022 and December 31, 2021, the Company also had $13.0 million and $16.3 million, respectively, of contract assets related to these patent cross-license agreements.

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
Contract assets and contract liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets, current
Unbilled accounts receivable	$3,830	$3,313
Contract assets, long-term
Unbilled accounts receivable	9,182	12,962
Total contract assets	$13,012	$16,275

Contract liabilities, current
Deferred revenue, current	$5,109	$6,209
Customer advance payment	347	139
Total	5,456	6,348
Contract liabilities, long-term
Deferred revenue, long-term	9,841	12,740
Total contract liabilities	$15,297	$19,088

The following table shows the significant changes in contract assets and contract liabilities balances (in thousands):

	Nine Months Ended September 30,
	2022	2021
Contract assets:
Beginning balance	$16,275	$11,253
Transferred to receivables from contract assets recognized at the beginning of the period	(3,313)	(2,813)
Increase due to unbilled and recognized as revenue in excess of billings during the period, net of amounts transferred to receivables	50	5,021
Ending balance	$13,012	$13,461
Contract liabilities:
Beginning balance	$19,088	$22,055
Revenue recognized that was included in the contract liabilities beginning balance	(7,584)	(9,729)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	3,793	7,989
Ending balance	$15,297	$20,315

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

The following table summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$35,958	$—	$—	$35,958
Total cash equivalents	35,958	—	—	35,958
Short-term investments:
Money market fund	6	—	—	6
Commercial paper	—	130,325	—	130,325
Corporate debt securities	—	38,239	—	38,239
Total short-term investments	6	168,564	—	168,570
Total assets measured at fair value	$35,964	$168,564	$—	$204,528

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$391	$—	$—	$391
Total cash equivalents	391	—	—	391
Short-term investments:
Money market fund	7	—	—	7
Commercial paper	—	130,983	—	130,983
Corporate debt securities	—	139,367	—	139,367
Total short-term investments	7	270,350	—	270,357
Total assets measured at fair value	$398	$270,350	$—	$270,748

Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Short-term investments represent highly liquid commercial paper and corporate debt securities with maturities greater than 90 days at the date of purchase. Unrealized gains and losses on the Company’s short-term investments were not significant as of September 30, 2022 and December 31, 2021 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.

Note 5. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$8,906	$12,088
Allowance for doubtful accounts	(2,777)	(3,207)
Accounts receivable, net	$6,129	$8,881

Inventories, Net
Inventories, net of reserve, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$5,626	$6,585
Work-in-process	1,376	1,883
Finished goods	4,496	831
Total inventories	$11,498	$9,299

The raw materials inventory included net consigned inventory of $2.0 million and $1.5 million, respectively, as of September 30, 2022 and December 31, 2021.

Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses and deposits	$1,178	$7,883
Due from contract manufacturers and vendors	1,252	1,302
Prepaid taxes	603	1,223
Contract assets	3,830	3,313
Other	1,338	1,101
Total prepaid and other current assets	$8,201	$14,822

Property, Plant and Equipment, Net
Property, plant and equipment, at cost, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Machinery and equipment	$37,584	$36,264
Leasehold improvements	5,999	6,752
Furniture and fixtures	1,493	1,497
Vehicles	119	359
Software	1,393	1,337
Assets under construction	1,021	1,900
	47,609	48,109
Less: accumulated depreciation and amortization	(35,925)	(33,399)
Property, plant and equipment, net	$11,684	$14,710

The Company purchased all finance lease equipment during the first quarter of 2022. The aggregate depreciation and amortization related to property, plant and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization on property, plant and equipment	$1,662	$1,998	$5,749	$5,919

Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of September 30, 2022:
Developed technology	$1,696	$1,294	$402
As of December 31, 2021:
Developed technology	$1,696	$972	$724

Amortization of intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets	$46	$96	$322	$289

Other Assets
Other assets, non-current, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Notes receivable	—	750
Deposits and other	851	772
Total other assets	$851	$1,522

In May 2021, the Company entered into a convertible note receivable agreement (the “Note”) with a borrower wherein Velodyne agreed to lend $0.8 million at an interest rate of 0% per annum as a nonrecourse investment. The Note is convertible into equity at the election of the borrower or the Company upon occurrence of certain new financing or corporate transactions. The maturity date of the Note is May 11, 2024. At September 30, 2022, the Company reclassified the Note from Other assets, to Prepaid and other current assets because it was redeemed in connection with the Bluecity acquisition consummated in October 2022. For additional information regarding the Bluecity acquisition, see Note 17. “Subsequent Events” herein.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll expenses	$10,718	$13,550
Accrued manufacturing costs (1)	9,279	3,925
Accrued transaction costs	3,500	5,000
Accrued professional and consulting fees	3,860	3,411
Accrued warranty costs	1,106	1,934
Accrued taxes	1,384	1,017
Legal proceedings accrual	—	825
Other	1,227	3,366
Total accrued expense and other current liabilities	$31,074	$33,028

(1) Accrued manufacturing costs at September 30, 2022, includes $3.5 million of contract termination fees and $2.9 million of accrued losses on firm purchase commitments.

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

Lease cost, which consisted primarily of operating lease cost, was $1.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2022, and $1.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2021.

Other information related to leases were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	5.03	5.91
Weighted average discount rate	6.67%	6.37%

As of September 30, 2022, maturities of lease liabilities were as follows:

Years Ending December 31,	Operating Leases
2022 (remaining three months)	$1,017
2023	4,046
2024	4,139
2025	3,986
2026	3,891
Thereafter	3,779
Total lease payments	$20,858
Less amount representing interest	(3,122)
Present value of lease liabilities	$17,736

Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Foreign currency translation loss	$(341)	$(184)
Unrealized loss on investments	(762)	(228)
Total accumulated other comprehensive loss	$(1,103)	$(412)

During the nine months ended September 30, 2022 and 2021, there were no significant amounts related to foreign currency translation loss or realized gains or loss on investments reclassified to net loss from accumulated other comprehensive loss.

Note 8. Credit Facilities and Notes Payable
The Company has a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The revolving line of credit is secured by certain assets of the Company. As of September 30, 2022, there were no amounts outstanding under this credit facility and the Company was in compliance with all associated covenants in the agreement. As of September 30, 2022, the credit facility had $3.6 million available for borrowing.

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

Note 9. Stockholders’ Equity

Common Stock
On September 29, 2020, the Company consummated a business combination with the pre-combination Velodyne. On September 30, 2020, Velodyne Lidar’s common stock and warrants began trading on the Nasdaq Global Select Market under the symbol “VLDR” and “VLDRW,” respectively. In connection with the Business Combination, outstanding common stock and preferred stock of the pre-combination Velodyne were converted into common stock of the Company. As discussed in Note 2, “Business Combination and Related Transactions”, the Company has retroactively adjusted the pre-combination common and preferred shares issued and outstanding prior to September 29, 2020, to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

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

The Company records the sale of its ATM Shares on a settlement date basis. For the three months ended September 30, 2022, the Company received net proceeds of approximately $19.1 million (after deducting $0.6 million in commissions and expenses) from sales of 16,907,260 ATM Shares at an average price of $1.16 per share pursuant to the ATM Agreement. Since its inception in the nine months ended September 30, 2022, the Company received net proceeds of approximately $25.9 million (after deducting $1.3 million in commissions and expenses) from sales of 23,378,308 ATM shares at an average price of $1.17 per share.

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2022, no shares of preferred stock were issued and outstanding.

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

	September 30,	December 31,
	2022	2021
Warrants outstanding upon Closing	24,876,512	24,876,512
Warrants exercised to date	18,902,642	18,902,642
Warrants outstanding	5,973,870	5,973,870

Aggregated common shares issuable upon exercise of warrants	18,657,384	18,657,384
Common shares issued upon exercise of warrants	14,176,959	14,176,959
Remaining common shares issuable upon exercise of warrants	4,480,425	4,480,425

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

Amazon Warrant

In February 2022, the Company and Amazon.com (“Amazon”) entered into a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of the Company’s common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. Following stock sales under the Company’s ATM offering, as of September 30, 2022, the antidilution adjustments provided Amazon with warrants to acquire an additional 190,181 shares, for an aggregate of 39,784,213 shares at an adjusted exercise price of $4.16 per share. The right to exercise the warrants and receive the warrant shares that have vested expires February 4, 2030. The warrant agreement also contains customary change-in-control provisions.

The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $200 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services from the Company. Upon entry into an additional commercial agreement, certain warrant shares will vest, and the number of shares that vest in connection with future payments by Amazon to Velodyne will be reduced pro rata. As of September 30, 2022, zero of the Amazon Warrant shares are vested.

When Amazon makes payments, and vesting conditions become probable of being achieved, the Company records a non-cash stock-based reduction to revenue associated with the Amazon Warrant, which is calculated based on the grant date fair value of the Amazon Warrant shares. The fair value of the Amazon Warrant shares was measured on the grant date using the Black-Scholes option pricing model with assumptions of a six-year expected term, 50% expected volatility, 1.84% risk-free interest rate and a 0% expected dividend yield.

For the three and nine months ended September 30, 2022, the Company recognized a reduction to revenues of $2.8 million and $9.1 million, respectively, associated with a portion of Amazon Warrant shares that are probable of being vested.

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

The Company had an initial authorized reserve of 27,733,888 shares of its common stock for issuance under the 2020 Plan. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than ten years in an amount equal to the least of (a) 5% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year, (b) 10,000,000 common shares, or (c) a number of common shares determined by the Board. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The number of shares reserved was 46,606,012 and the remaining shares available for issuance under the 2020 Equity Plan was 12,271,692 as of September 30, 2022.

The Company uses primarily the sell-to-cover method as the tax withholding method for stock awards upon settlement, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the awards to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

2020 Employee Stock Purchase Plan

On September 29, 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The Company had an initial authorized reserve of 3,492,097 shares of common stock for issuance under the ESPP. Beginning on January 1, 2021, an additional number of shares will be reserved annually on the first day of each fiscal year for a period of no more than 20 years in an amount equal to the least of (i) 1% of the outstanding shares of the Company’s common stock on such date, (ii) 2,500,000 shares of the Company’s common stock or (iii) a lesser amount determined by the Compensation Committee or the Board. The ESPP may be amended from time to time. As of September 30, 2022, 785,205 shares have been issued and 6,481,317 shares remained available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the applicable purchase period, in an amount not to exceed 15% of their compensation, subject to certain individual purchase limits of 15,000 shares in any purchase period or $25,000 worth of shares, determined at the fair market value of the shares at the first day of an offering period, in any calendar year. The current offering period and the base purchase period will have the same duration and coincide with the length of the offering period.

2020 Phantom Stock Incentive Plan

In March 2021, the Board adopted the 2020 Phantom Stock Incentive Plan (the “2020 Phantom Stock Plan”), which provides for the granting of up to 7,635,000 phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting. Phantom stock unit activity for the year ended September 30, 2022 was not significant.

Stock Incentive Awards
As of September 30, 2022, the Company’s outstanding incentive awards primarily included RSUs, RSAs, performance RSUs (“PRSUs”), performance RSAs (“PRSAs”) and phantom stock units under its stock incentive plans. The RSUs and RSAs typically vest on a quarterly basis over four years, or 25 percent upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Certain RSUs also contain performance conditions related to the Company’s product development and business performance for the performance periods specified in the RSU agreements. In April and June 2022, the Company granted PRSAs that contain service, Company performance and market conditions to vest in the underlying common stock. The PRSAs vest on an annual basis over three years. The number of shares that vests is ultimately dependent on the Company’s operating results and value of the Company’s stock at the date specified in the PRSA agreements.

A summary of the Company’s stock award activities during 2022 is as follows (in thousands except share and per share amounts):

	Shares	Weighted Average Grant Date Fair Value per Share	Fair Value of RSU/RSA Released
RSA:
RSAs outstanding as of December 31, 2021	211,298	$6.63
Granted	1,392,254	$2.21
Released	(101,992)	$2.20	$152
Canceled	(321,417)	$2.20
RSAs outstanding as of September 30, 2022	1,180,143	$3.01

RSU:
RSUs outstanding as of December 31, 2021	5,126,896	$10.51
Granted	8,985,452	$1.95
Released	(1,804,376)	$8.61	$1,804
Forfeited	(3,606,993)	$6.30
RSUs outstanding as of September 30, 2022	8,700,979	$3.81

PRSU:
PRSUs outstanding as of December 31, 2021	330,505	$6.72
Released	(330,505)	$6.72	$1,292
PRSUs outstanding as of September 30, 2022	—

PRSA:
PRSAs outstanding as of December 31, 2021	—
Granted	9,781,722	$2.12
Canceled	(1,599,928)	$2.20
PRSAs outstanding as of September 30, 2022	8,181,794	$2.11

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

The following table presents stock-based compensation expense, which includes expense for phantom stock units accounted for as liabilities, included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	561	$541	$1,841	$1,508
Research and development	2,336	2,794	7,523	10,458
Sales and marketing	366	1,177	2,225	44,779
General and administrative	1,646	12,135	4,566	24,637
Total stock-based compensation expense	$4,909	$16,647	$16,155	$81,382

As of September 30, 2022, unrecognized compensation cost related to RSUs, RSAs, PRSAs and the ESPP was $29.2 million, $3.1 million, $5.4 million and $0.6 million, respectively, which is expected to be recognized over a weighted average period of 2.95 years, 3.39 years, 1.41 years and 0.33 years, respectively.

Phantom stock units are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting 25% upon the one-year anniversary date from initial vesting date, with the remainder vesting quarterly over the following three years. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock units was not significant at September 30, 2022.

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

The following common stock equivalents have also been excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	As of September 30,
	2022	2021
Stock options	10	597
RSAs and PRSAs	9,362	—
RSUs (non-vested)	8,701	4,488
Public warrant shares	4,480	4,480
Amazon warrant shares	39,784	—
Total	62,337	9,565

Note 12. Retirement Plan

The Company has a 401(k) savings and profit-sharing plan (the “401(k) Plan”), which is intended to be a tax-qualified defined contribution plan that covers all eligible employees, as defined in the applicable plan documents. Under the 401(k) Plan, eligible employees may elect salary deferral contributions, not to exceed limitations established annually by the Internal Revenue Service (“IRS”). The Company matches 25% of employees’ eligible contributions up to a maximum amount determined by the Company. The Company’s matching contributions vest 25% per year over the employee’s first four-year period of service. The Company’s matching contributions were $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2022, and $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2021.

Note 13. Income Taxes
The following table summarizes the Company’s loss before income taxes and provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(41,522)	$(54,698)	$(134,636)	$(174,117)
Provision for (benefit from) income taxes	41	14	347	649
Effective tax rate	(0.1)%	—%	(0.3)%	(0.4)%

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

The Company is subject to income taxes in the United States, China, Germany and India. The Company’s effective tax rate changed from (0.4)% in the nine months ended September 30, 2021 to (0.3)% in the nine months ended September 30, 2022. This change was primarily due to a combination of permanent tax items, mainly related to the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and state taxes.

The Inflation Reduction Act of 2022 (the “IRA”) was enacted into U.S. law on August 16, 2022. The IRA includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a 15 percent corporate alternative minimum tax on profits that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1.0 billion. The Company is currently in the process of evaluating the provisions of the IRA, but does not expect the IRA to materially impact its financial statements.

Note 14. Commitments and Contingencies

Purchase and Other Commitments
The Company had a total of $30.3 million in purchase commitments as of September 30, 2022. Purchase commitments represent outstanding purchase orders or non-cancelable commitments for goods or services with contract manufacturers and vendors that range mostly from one month up to a year. The Company uses several contract manufacturers to manufacture components, subassemblies and products. The Company provides these contract manufacturers with demand information and they use this information to acquire components and build products. Contract manufacturer commitments consist of obligations for on-hand inventories and non-cancelable purchase orders with contract manufactures. If the Company cancels all or part of the orders, it may still be liable to the contract manufacturers for the cost of the materials and components purchased by the subcontractors to manufacture the Company’s products. The Company also obtains individual components for its products from a wide variety of individual suppliers. In addition, the Company had a total of $0.6 million in other contractual obligations for goods or services associated with its ordinary course of business as of September 30, 2022.

Product Warranties
The following table summarizes the activity related to product warranty liabilities and their balances as included in accrued expenses and other current liabilities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance as of the beginning of the period	$1,934	$2,204
Warranty provision	2,327	1,448
Consumption	(813)	(1,689)
Changes in provision estimates	(2,342)	(449)
Balance as of the end of the period	$1,106	$1,514

Indemnifications

The Company has entered into agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company currently has directors’ and officers’ insurance.

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

Ouster Litigation

On June 15, 2022, the Company filed complaint with the U.S. International Trade Commission (“ITC”) against Ouster, Inc. and its contract manufacturer, and a lawsuit in the Northern District of California. The complaint and lawsuit each allege infringement of U.S. Patent Nos. 7,969,558 (the “‘558 patent”) and 9,983,297 and respectively seek relief including an exclusion importation of infringing Ouster products and monetary damages. On July 22, 2022, the ITC instituted a formal investigation into the Company’s claims. In connection with the merger agreement dated November 4, 2022, between the Company and Ouster (the “Merger Agreement”), the Company will dismiss the lawsuit in the Northern District of California without prejudice and move to terminate the ITC investigation.

On July 8, 2022 Ouster filed a complaint in the Superior Court of California, Santa Clara County, against the Company and two employees of the Company, alleging trade secret misappropriation against all defendants, breach of contract against one of the individuals, violation of the unfair business practices act against the Company, and violation of false advertising laws against the Company. In connection with the Merger Agreement, Ouster will dismiss the lawsuit without prejudice.

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

On September 7, 2021, the arbitrator issued a preliminary injunction against Mr. Hall, ordering that: 1) Mr. Hall is enjoined from retrieving or accessing three devices to which he copied Velodyne materials and must transfer those devices to a discovery special master, who will review Mr. Hall’s retention and usage of Velodyne information and prepare reports on such retention and use; 2) Mr. Hall must provide an under-oath inventory of any and all of his personal electronic devices in his possession or control upon which Velodyne information currently resides and, upon Velodyne’s request, must provide Velodyne with access to those devices upon request to retrieve, destroy, or ensure the permanent deletion of Velodyne information from those devices; 3) Mr. Hall is enjoined from using anything he created or worked on for Velodyne during the time of his employment; and 4) In light of the preliminary injunctive relief granted under its breach of contract claim, Velodyne’s requests for relief under the California Uniform Trade Secrets Act and for a deposition were denied at this juncture, but the arbitrator expressly held that Velodyne could reinstate those demands following the special master’s report on Mr. Hall’s retention and usage of Velodyne’s materials. Mr. Hall subsequently provided an under-oath inventory pursuant to that order, which identified seventy-one personal devices that may contain Velodyne information. Because Mr. Hall did not consent to the special master conditionally appointed by the arbitrator, Velodyne and Mr. Hall are negotiating on protocol by which to preliminarily review and inspect those personal devices. On October 26, 2021, Mr. Hall filed a motion for a protective order seeking to require the Company to segregate and return his allegedly personal, private, privileged, and confidential information from his Company-issued laptop. On November 30, 2021, the judge denied Mr. Hall’s protective order, noting that Mr. Hall has no expectation of privacy as to the contents of his laptop and that he waived his right to assert privilege over the contents of the laptop. In the same ruling, the judge compelled Mr. Hall to respond to interrogatories issued by Velodyne. On December 16, 2021, the judge ruled that Velodyne sufficiently identified 2,740 allegedly-misappropriated trade secrets. On February 17, 2022, the judge imposed sanctions on Mr. Hall for discovery abuse, and ordered Mr. Hall to pay Velodyne $5,000 as sanctions. The parties engaged in mediation on August 30, 2022. On October 11, 2022, The Company and Mr. Hall entered into a settlement agreement, (the “Hall Settlement Agreement”). Mr. Hall paid Velodyne $1.95 million under the Hall Settlement Agreement. For additional information regarding the Hall Settlement Agreement, see Note 17. “Subsequent Events” herein.

Discrimination Proceedings by Marta Hall

On August 2, 2021, the Company received a Charge of Discrimination dated July 27, 2021 (“Charge”), indicating that former Chief Marketing Officer, Marta Hall, has filed a charge of employment discrimination under Title VII of the Civil Rights Act, alleging sexual discrimination and retaliation. On February 15, 2022, the Equal Employment Opportunity Commission (EEOC) issued a determination that it will not proceed with an investigation of Ms. Hall’s claim. On September 27, 2021, the Occupational Safety and Health Administration (“OSHA”) informed the Company that it dismissed a complaint brought by Ms. Hall alleging retaliation in violation of the Sarbanes-Oxley Act (“SOX”). OSHA found that Ms. Hall failed to show that she engaged in a protected activity under SOX. On October 21, 2021, Ms. Hall submitted an objection to the findings and requested a hearing before an administrative law judge. The Office of Administrative Law Judges docketed the above referenced case. It is not yet assigned to a presiding administrative law judge. Pursuant to the Hall Settlement Agreement, Ms. Hall will be dismissing her appeal. For additional information regarding the Hall Settlement Agreement, see Note 17. “Subsequent Events” herein.

Hall Proceeding Against Individuals

On January 18, 2022, David Hall and Marta Hall filed a complaint against various current and former officers and directors of Velodyne and other individuals in the Superior Court of California, Alameda County, entitled Hall v. Vetter, No. 22-cv-005713. The complaint alleges conspiracy to defraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, intentional misrepresentation, negligent misrepresentation, and securities fraud. The complaint alleges David and Marta Hall have suffered damages and seeks, among other things, compensatory and punitive damages. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, David and Marta voluntarily dismissed the action without prejudice.

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

Quanergy filed two petitions for inter partes review with the U.S. Patent Office’s Patent Trials and Appeal Board (“PTAB”) in November 2017, challenging all claims of the ‘558 patent that the Company asserted. The Company filed its Patent Owner Preliminary Response to Quanergy’s petitions on March 7, 2018. The PTAB issued an institution decision on May 25, 2018, instituting review of all challenged claims. The Company subsequently filed its Patent Owner Response and a Contingent Motion to amend the claims. The PTAB held oral argument on February 27, 2019. On May 23, 2019, the PTAB issued a Final Written Decision upholding the validity of all the challenged claims, finding that Quanergy did not prove by a preponderance of the evidence that any of the challenged claims of the ‘558 patent were unpatentable, and denying the Company’s contingent motion as moot. In June 2019, Quanergy filed a request for rehearing. On July 21, 2020, Quanergy filed a Notice of Appeal, appealing the PTAB decision to the U.S. Court of Appeals for the Federal Circuit. Quanergy’s opening appeal brief was filed on January 22, 2021. On February 4, 2022, the Federal Circuit of Appeals issued a ruling upholding the validity of the Company’s ‘558 patent. In view of that ruling, on February 18, 2022, the district court lifted the stay. On April 18, 2022, the district court issued a scheduling order for the remainder of the proceedings. On October 21, 2022, the Company filed a motion to enforce a settlement with Quanergy.

Employment Matters

On June 8, 2020, a former employee filed a class action lawsuit in the Santa Clara County Superior Court of the State of California. The complaint alleges that, among other things, the Company failed to pay minimum and overtime wages, final wages at termination, and other claims based on meal periods and rest breaks. The plaintiff is bringing this lawsuit on behalf of herself and other similarly situated plaintiffs who have not been identified and is seeking to certify the action as a class action. The plaintiff has now filed a First Amended Complaint that adds a claim pursuant to California’s Private Attorneys General Act. The First Amended Complaint does not specify the amount the plaintiff seeks to recover. Velodyne’s response to the First Amended Complaint was filed on November 16, 2020. On August 5, 2021, the parties reached a tentative settlement. On September 14, 2022, the Court approved the settlement, and the Company paid $0.8 million in settlement of the claims.

Securities Litigation Matters

On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects, including with respect to David Hall’s role with the Company and removal as Chairman of the Company’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against the Company, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against the Company, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. The Company filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. The Company filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with the Company, but granted the motion to dismiss as to all other claims. The Company intends to defend the actions vigorously.

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

Contingency Assessment

The Company records accruals for outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. As of September 30, 2022, the Company had paid a total of $0.8 million, which was accrued for as of December 31, 2021, for loss contingencies associated with the legal claims or litigation discussed above. As of September 30, 2022, no amounts have been accrued because the Company’s management does not presently believe that any loss is probable and it is not possible to reasonably estimate the loss, or range of losses, if any, that may result from any of the ongoing litigation. The Company’s legal costs incurred in its defense against these claims are expensed as incurred.

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

The Company reports revenue by region and country based on the location where its customers accept delivery of its products and services. Revenue by country and number of customers that accounted for more than 10% of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Countries over 10% of revenue:
U.S.	16%	39%	14%	33%
China	20%	17%	21%	30%
Sweden	12%	16%	15%	15%
Germany	18%	*	13%	*
Japan	—%	*	11%	*

Number of customers that accounted for over 10% of revenue:	2	2	3	2

* Less than 10%.
For the three and nine months ended September 30, 2022, revenue in the U.S. included a reduction to product revenues of $2.8 million and $9.1 million, respectively, in respect of the Amazon Warrant. Refer to Note 9 for more information.
The Company’s long-lived assets, consisting primarily of property, plant and equipment, were primarily located in the United States and, to a lesser extent, Thailand as of September 30, 2022 and December 31, 2021.

Note 16. Related Party Transactions

Certain holders of the pre-combination Velodyne’s convertible preferred stock (which converted into common stock of the Company upon the Business Combination) purchased products and services, directly or through a third party, from the Company. Revenue and accounts receivable for a stockholder who owned over 5% of the Company’s common stock as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Stockholder A	$7	$43	$302	$126

	September 30,	December 31,
	2022	2021
Accounts receivable:
Stockholder A	$—	$219

The Company leases its corporate headquarters facility in San Jose, California. The property was previously owned by a company that was owned by a stockholder who was a former officer of the Company. The lease was executed in January 2017 and expires in December 2027, as amended. In May 2021, the property was sold to a third-party but the lease terms remain unchanged. Lease cost under this lease was $0.6 million and $1.4 million for the two and five months ended May 31, 2021, respectively.

Note 17. Subsequent Events

Ouster Merger Agreement

On November 4, 2022, the Company, Ouster, Inc. (“Ouster”), Oban Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Ouster (“Merger Sub I”), and Oban Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Ouster (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub I will be merged with and into Velodyne (the “First Merger”), with Velodyne surviving the First Merger as a direct, wholly owned subsidiary of Ouster (the “Surviving Corporation”), and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II with Merger Sub II surviving as a direct, wholly owned subsidiary of Ouster (the “Second Merger”, and together with the First Merger, the “Mergers”). Upon the consummation of the First Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into and represent the right to receive 0.8204 validly issued, fully paid and non-assessable shares of Ouster common stock, par value $0.0001 per share. Consummation of the Mergers is subject to customary closing conditions, including, among others, the approval by the Company’s stockholders of the Merger, approval by Ouster’s stockholders of the issuance of shares of Ouster common stock in connection with the First Merger, and certain regulatory approvals.

Blue City Acquisition

On October 3, 2022, the Company completed the acquisition of Bluecity, an AI software company. Bluecity offers solutions that combine artificial intelligence and lidar to provide real-time multimodal traffic analytics. By acquiring Bluecity, the Company has secured the offering of the intelligent infrastructure solution to customers in the infrastructure space. The addition of Bluecity’s technology also expands the Company’s software product portfolio that can provide more robust solutions to customers. The acquisition was provisionally valued at $15.0 million based on the 30-day average closing price of the Company’s common stock prior to October 3, 2022, of $1.1516, paid for by the redemption of a Note from the Company valued at $1.0 million, the issuance of approximately 1.1 million shares of the Company’s common stock to Bluecity stockholders, and the reserve of approximately 10.9 million shares of its common stock for issuance upon exchange, at the holder’s option on a one-for-one basis, of non-voting exchangeable shares of the Company’s Canadian subsidiary issued to Bluecity stockholders (collectively “Merger Shares”), including approximately 0.7 million shares of the Company’s common stock held back for a period of 12 months to satisfy potential indemnification obligations. The Merger Shares were issued in a private placement. The acquisition will be accounted for as a business combination. The Company is currently in the process of evaluating the impact of the business combination on its consolidated financial statements.

Hall Settlement
On October 11, 2022, the Company entered into a legal settlement agreement with David Hall and Marta Hall. Under the terms of the settlement agreement, Mr. Hall paid the Company $1.95 million in October 2022, and the Company retains possession and control over physical laptops and other media containing the Company’s information. The settlement agreement also contains a mutual release of each other from all known and unknown claims that each party has made or could have made against the other prior to the date of the settlement agreement. The Company agreed to submit a request for dismissal of all claims in its ongoing arbitration with Mr. Hall, and Ms. Hall agreed to dismiss her complaint submitted to the Occupational Safety and Hazard Administration, which together constitute all currently outstanding litigation between the Halls and the Company. The parties also agreed to a customary mutual non-disparagement provision.

Under this settlement agreement, the Halls did not release their claims against current and former officers and directors of the Company and other individuals asserted in a lawsuit filed in the Superior Court of California, Alameda County, entitled Hall v. Vetter, No. 22-cv-005713, except that the Halls agreed not to add the Company as a party to any such claims.

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

On March 27, 2020, the U.S. government enacted the CARES Act administered by the Small Business Administration (the “SBA”). In the nine months ended September 30, 2021, we benefited from a $10.0 million PPP loan from and forgiven by the SBA.

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

Russia and Ukraine Conflict

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.

Recent Developments

Ouster Merger Agreement

On November 4, 2022, Velodyne, Ouster, Inc. (“Ouster”), Oban Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Ouster (“Merger Sub I”), and Oban Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Ouster (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub I will be merged with and into Velodyne (the “First Merger”), with Velodyne surviving the First Merger as a direct, wholly owned subsidiary of Ouster (the “Surviving Corporation”), and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II with Merger Sub II surviving as a direct, wholly owned subsidiary of Ouster (the “Second Merger”, and together with the First Merger, the “Mergers”). Upon the consummation of the First Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into and represent the right to receive 0.8204 validly issued, fully paid and non-assessable shares of Ouster common stock, par value $0.0001 per share. Consummation of the Mergers is subject to customary closing conditions, including, among others, the approval by the Company’s stockholders of the Merger, approval by Ouster’s stockholders of the issuance of shares of Ouster common stock in connection with the First Merger, and certain regulatory approvals.

Acquisition of Bluecity

On October 3, 2022, we completed the acquisition of Bluecity Technology, Inc., an AI software company (“Bluecity”). Bluecity offers solutions that combine artificial intelligence and lidar to provide real-time multimodal traffic analytics. By acquiring Bluecity, we have secured the offering of the intelligent infrastructure solution to customers in the infrastructure space. The addition of Bluecity’s technology also expands our software product portfolio that can provide more robust solutions to customers. We issued approximately 1.1 million shares of our common stock to Bluecity stockholders, and reserved approximately 10.9 million shares of our common stock for issuance upon exchange, at the holder’s option on a one-for-one basis, of non-voting exchangeable shares of our Canadian subsidiary issued to Bluecity stockholders (collectively “Merger Shares”), including approximately 0.7 million shares of our common stock held back for a period of 12 months to satisfy potential indemnification obligations. The acquisition will be accounted for as a business combination. We are currently in the process of evaluating the impact of the business combination on our consolidated financial statements.

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

We record the sale of our ATM Shares on a settlement date basis. For the three and nine months ended September 30, 2022, we received net proceeds of approximately $19.1 million and $25.9 million (after deducting $0.6 million and $1.3 million in commissions and expenses), respectively. For the three and nine months ended September 30, 2022, we sold 16,907,260 and 23,378,308 shares at an average price of $1.16 and $1.17 per share, respectively, pursuant to the ATM Agreement.

Amazon Warrant Agreement

In February 2022, we entered into a warrant agreement and a transaction agreement with Amazon.com (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire up to an aggregate of 39,594,032 shares of Velodyne’s common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. Following stock sales under our ATM offering, as of September 30, 2022, the antidilution adjustments provided Amazon with warrants to acquire an additional 190,181 shares, for an aggregate of 39,784,213 shares. The right to exercise the warrants and receive the warrant shares that have vested expires February 4, 2030. The warrant agreement also contains customary change-in-control provisions.

The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $200.0 million by Amazon or its affiliates (directly or indirectly through third parties) to Velodyne in connection with Amazon’s purchase of goods and services from us. Upon entry into a certain additional commercial agreement, certain warrant shares will vest, and the number of shares that vest in connection with future payments by Amazon to Velodyne will be reduced pro rata. As of September 30, 2022, none of the Amazon Warrant shares are vested.

For the nine months ended September 30, 2022, we recognized a reduction to revenues of $9.1 million associated with a portion of Amazon Warrant shares that are probable of being vested.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance as these estimates involve a greater degree of judgment and complexity.

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

The reductions of revenue associated with Amazon Warrant are determined based on the grant date fair value of the award and recognized as the customer makes payments and vesting conditions become probable of being achieved. The grant date fair value of the Amazon Warrant was determined using a Black-Scholes option pricing model, which is based in part on assumptions that require management to use significant judgment. See Note 9 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product(1)	$7,442	$11,782	$21,456	$34,345
License and services	2,199	1,278	5,872	10,037
Total revenue	9,641	13,060	27,328	44,382
Cost of revenue:
Product(2)	20,353	17,716	53,896	52,555
License and services	165	84	689	433
Total cost of revenue(2)	20,518	17,800	54,585	52,988
Gross loss	(10,877)	(4,740)	(27,257)	(8,606)
Operating expenses(2):
Research and Development	16,918	20,221	56,972	55,608
Sales and Marketing	4,878	6,547	16,223	60,798
General and administrative	9,583	23,271	35,330	59,440
Total operating expenses	31,379	50,039	108,525	175,846
Operating loss	(42,256)	(54,779)	(135,782)	(184,452)
Interest income	732	109	1,253	321
Interest expense	—	(6)	(3)	(83)
Other income (expense), net	2	(22)	(104)	10,097
Loss before income taxes	(41,522)	(54,698)	(134,636)	(174,117)
Provision for income taxes	41	14	347	649
Net loss	$(41,563)	$(54,712)	$(134,983)	$(174,766)

The following table sets forth the components of our consolidated statements of operations data as a percentage of total revenue for the periods presented (the table may not foot due to rounding difference):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product(1)	77%	90%	79%	77%
License and services	23	10	21	23
Total revenue	100	100	100	100
Cost of revenue:
Product(2)	211	136	197	118
License and services	2	1	3	1
Total cost of revenue(2)	213	136	200	119
Gross loss	(113)	(36)	(100)	(19)
Operating expenses:(2)
Research and Development	175	155	208	125
Sales and Marketing	51	50	59	137
General and administrative	99	178	129	134
Gain on sale of assets held-for-sale	—	—	—	—
Total operating expenses	325	383	397	396
Operating loss	(438)	(419)	(497)	(416)
Interest income	8	1	5	1
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	23
Loss before income taxes	(430)	(419)	(493)	(392)
Provision for income taxes	—	—	1	1
Net loss	(430)%	(419)%	(494)%	(393)%

_______________________

(1) Includes non-cash reductions of revenue of $2.8 million and $9.1 million, respectively, for the three and nine months ended September 30, 2022 associated with the Amazon Warrant agreement entered into in February 2022. See Note 9 to our Condensed Consolidated Financial Statements for more information.

(2) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$561	$541	$1,841	$1,508
Research and development	2,336	2,794	7,523	10,458
Sales and marketing	366	1,177	2,225	44,779
General and administrative	1,646	12,135	4,566	24,637
Total stock-based compensation expense	$4,909	$16,647	$16,155	$81,382

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

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

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

	Three Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Revenue:
Products	$7,442	$11,782	$(4,340)	(37)%
License and services	2,199	1,278	921	72
Total	$9,641	$13,060	$(3,419)	(26)
Revenue by geographic location:
North America	$1,992	$5,526	$(3,534)	(64)%
Asia and Pacific	4,062	3,813	249	7
Europe, Middle East and Africa	3,587	3,721	(134)	(4)
Total	$9,641	$13,060	$(3,419)	(26)

	Nine Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Revenue:
Products	$21,456	$34,345	$(12,889)	(38)%
License and services	5,872	10,037	(4,165)	(41)
Total	$27,328	$44,382	$(17,054)	(38)
Revenue by geographic location:
North America	$4,980	$15,841	$(10,861)	(69)%
Asia and Pacific	12,613	18,574	(5,961)	(32)
Europe, Middle East and Africa	9,735	9,967	(232)	(2)
Total	$27,328	$44,382	$(17,054)	(38)

Product Revenue

Product revenue decreased by $4.3 million, or 37%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in product revenue reflected a $2.8 million non-cash contra revenue associated with our warrant agreement with Amazon and a decrease in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in the average selling price for lidar sensors sold. We expect these supply chain constraints to persist for the next several quarters.

Product revenue decreased by $12.9 million, or 38%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in product revenue reflected a $9.1 million non-cash contra revenue associated with our warrant agreement with Amazon and a decrease in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in the average selling price for lidar sensors sold.

License and Services Revenue

License and services revenue increased by $0.9 million, or 72%, for the three months ended September 30, 2022 compared to the same period in 2021.

License and services revenue decreased by $4.2 million, or 41%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a reduction in license revenues associated with our patent cross license agreements.

Revenue by Geographic Location

Our North America revenue decreased by $3.5 million and $10.9 million, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decreases were due primarily to non-cash contra revenue of $2.8 million for the three months ended September 30, 2022, associated with our warrant agreement with Amazon, and supply chain constraints. The decrease in our North America revenue for the nine months ended September 30, 2022 was primarily due to non-cash contra revenue of $9.1 million, associated with our warrant agreement with Amazon and supply chain constraints.

Our Asia-Pacific revenue increased by $0.2 million and decreased by $6.0 million, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease in our Asia-Pacific revenue for the nine months ended September 30, 2022 was due to a $4.7 million decrease in license revenue from our patent cross license agreements and a reduction in the sales volume of our established products due primarily to supply chain constraints, partially offset by increases in average selling price for our lidar sensors sold.

Our Europe, Middle East and Africa revenue decreased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2022 compared to the same period in 2021.

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

Our gross margin varies by product and depends on a variety of factors, including market conditions that may impact our pricing, including our desire to broaden customer adoption of lidar across multiple industries and markets; product mix changes between established products and new products and licenses; excess and obsolete inventories; our cost structure for manufacturing operations, including supply constraints for certain components, third-party manufacturers, relative to volume; and product support obligations. We are transitioning to an outsourced manufacturing model and believe that the use of third-party manufacturers will favorably impact our gross margin over time. But in the near term, while we are beginning manufacturing with new partners and consolidating our contract manufacturing, we may incur increased costs that result in lower gross margin.

Our license revenue has lower cost, and therefore it contributes to higher gross margin. We expect our gross margins to fluctuate over time, depending on the factors described above.

	Three Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Cost of revenue:
Product	$20,353	$17,716	$2,637	15%
License and services	165	84	81	96
Total cost of revenue	$20,518	$17,800	$2,718	15
Gross margin	(113)%	(36)%

	Nine Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Cost of revenue:
Product	$53,896	$52,555	$1,341	3%
License and services	689	433	256	59
Total cost of revenue	$54,585	$52,988	$1,597	3
Gross margin	(100)%	(19)%

Cost of product revenue increased by $2.6 million, or 15%, for the three months ended September 30, 2022 compared to the same period in 2021. The product cost increase was primarily driven by a $4.6 million one-time charge related to a excess inventory reserve and losses on product transition, $2.5 million of termination of contract manufacturer fees and $2.0 million cost increase resulting from component price increases driven by supply constraints, offset by a decrease of $3.6 million cost related to volume and mix of units sold, $2.1 million in warranty reserve, and $0.8 million in other cost reduction.

Cost of product revenue increased by $1.3 million, or 3%, for the nine months ended September 30, 2022 compared to the same period in 2021. The product cost increase was primarily driven by a $8.4 million cost increase resulting from component price increases driven by supply constraints, $6.8 million one-time charge related to a discontinued product line, excess inventory reserve and losses on product transition, and $2.5 million of termination of contract manufacturer fees, partially offset by a decrease of $9.3 million in cost due to decreased product sales volume, $6.0 million of reduction in manufacturing cost, $1.1 million in related to reduction in warranty reserve.

Gross margin decreased to (113)% and (100)%, respectively, for the three and nine months ended September 30, 2022 from (36)% and (19)%, respectively, for the same periods of 2021. The decreases primarily reflected the timing of high margin license revenues, the impact of the contra revenue associated with the Amazon warrant agreement, a one-time charge related to a discontinued product line, and component price increases as a result of supply constraints, partially offset by increased average selling price of our lidar sensors sold. We expect higher component costs as a result of supply constraints to impact margins at least through the fourth quarter of 2022.

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

	Three Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Operating Expenses:
Research and development	$16,918	$20,221	$(3,303)	(16)%
Sales and marketing	4,878	6,547	(1,669)	(25)
General and administrative	9,583	23,271	(13,688)	(59)
Total operating expenses	$31,379	$50,039	$(18,660)	(37)

	Nine Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Operating Expenses:
Research and development	$56,972	$55,608	$1,364	2%
Sales and marketing	16,223	60,798	(44,575)	(73)
General and administrative	35,330	59,440	(24,110)	(41)
Total operating expenses	$108,525	$175,846	$(67,321)	(38)

Research and Development

Research and development expenses decreased by $3.3 million, or 16%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease of $3.4 million in program spend on discontinued product line and $0.6 million in stock-based compensation expense and personnel related costs, partially offset by an increase of $0.7 million in outside services.

Research and development expenses increased by $1.4 million, or 2%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increases of $2.4 million in allocated facility and IT expenses and $1.0 million of other services and expenses, $0.7 million in stock-based compensation expense and personnel related costs, partially offset by a decrease of $2.8 million in prototype expenses.
Sales and Marketing

Sales and marketing expenses decreased by $1.7 million, or 25%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $0.7 million of trade show and travel expenses, $0.6 million in stock-based compensation expense and personnel related costs, and $0.4 million in outside services.

Sales and marketing expenses decreased by $44.6 million, or 73%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $42.6 million in stock-based compensation expense, $0.6 million in personnel related costs, $0.8 million in outside services and $0.6 million in trade show and travel expenses.
General and Administrative

General and administrative expenses decreased by $13.7 million, or 59%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $10.5 million in stock-based compensation expense, $1.9 million in personnel related costs, $1.4 million in legal and professional fees and $0.7 million in outside services, partially offset by an increase of $0.8 million in insurance expense.

General and administrative expenses decreased by $24.1 million, or 41%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to decreases of $20.1 million in stock-based compensation expense, $2.8 million in legal and professional fees, $2.3 million in bad debt reserves, $1.5 million in allocated facility and IT expenses and $1.0 million in personnel related costs, partially offset by an increase of $2.2 million in insurance expense, $0.8 million in property tax and $0.6 million in outside services and supplies.

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

Other income (expense), net includes exchange gain or loss resulting from foreign currency exchange rate fluctuations.

	Three Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Interest income	$732	$109	$623	572%
Interest expense	—	(6)	6	(100)
Other income (expense), net	2	(22)	24	(109)

	Nine Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Interest income	$1,253	$321	$932	290%
Interest expense	(3)	(83)	80	(96)
Other income (expense), net	(104)	10,097	(10,201)	(101)

Interest income increased for the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to higher interest rates on our cash equivalent and short-term investment balances in 2022.

Interest expense was primarily related to our finance leases and was insignificant for all periods presented.

Other income (expense), net for the nine months ended September 30, 2021 was primarily related to the $10.1 million gain from forgiveness of our PPP loan and related interest under the CARES Act. Other changes were primarily related to foreign exchange gain or loss resulting from foreign currency exchange rate fluctuations during the three and nine months ended September 30, 2022 and 2021.
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

	Three Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Income Taxes:
Loss before income taxes	$(41,522)	$(54,698)	$13,176	(24)%
Provision for income taxes	41	14	27	193
Effective tax rate	(0.1)%	—%

	Nine Months Ended September 30,		$ Change	% Change
($ in thousands)	2022	2021
Income Taxes:
Loss before income taxes	$(134,636)	$(174,117)	$39,481	(23)%
Provision for income taxes	347	649	(302)	(47)
Effective tax rate	(0.3)%	(0.4)%

We are subject to income taxes in the United States, China, Germany and India. The changes in income taxes for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to a combination of permanent tax items, mainly related to the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and state taxes.

The Inflation Reduction Act of 2022 (the “IRA”) was enacted into U.S. law on August 16, 2022. The IRA includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a 15 percent corporate alternative minimum tax on profits that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1.0 billion. The Company is currently in the process of evaluating the provisions of the IRA, but does not expect the IRA to materially impact its financial statements.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents and short-term investments totaling $220.1 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. government and agency securities, corporate debt securities and commercial paper. To date, our principal sources of liquidity have been payments received from sales to customers and the net proceeds we received through the completion of the Business Combination and issuances of stock. As of September 30, 2022, we had received an aggregate of $225.5 million in net proceeds from the Business Combination and the related private placement pursuant to subscription agreements with certain investors, or PIPE offering, and an aggregate of $163.0 million in net proceeds from the exercises of our public warrants.

On June 15, 2022, we entered into an ATM Agreement with Oppenheimer, pursuant to which, from time to time, we may raise up to $100 million by selling shares of our common stock. Oppenheimer will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, and is entitled to a commission at a rate equal to 2.5% of the gross price of any ATM Shares sold. Net proceeds from the sale of ATM Shares will be used for our general corporate purposes. For the nine months ended September 30, 2022, we received net proceeds of approximately $25.9 million (after deducting $1.3 million in commissions and expenses) from sales of 23,378,308 ATM Shares pursuant to the ATM Agreement.

We have a loan and security agreement with a financial institution that expires on February 24, 2023. The credit agreement, which was entered into in September 2020 and last amended in February 2022, provides a $25.0 million revolving line of credit, with a $5.0 million letter of credit sublimit. The advances under the credit facility bear interest at a rate per annum equal to the prime rate plus an applicable margin of 1.5% for prime rate advances, or the SOFR rate plus an applicable margin of 2.5% for SOFR advances. The revolving line of credit is secured by certain assets of the Company. As of September 30, 2022, there were no amounts outstanding under this credit facility and we were in compliance with all associated covenants in the agreement. Also as of September 30, 2022, the credit facility had $3.6 million available for borrowing.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $661.3 million as of September 30, 2022. We expect to continue to incur operating losses at least for the next 12 months and may require additional capital resources to grow our business. We believe that current cash, cash equivalents, short-term investments and available borrowing capacity under the revolving credit facility will be sufficient to fund our operations, including capital expenditures and purchase commitments, for at least the next 12 months. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Note 6. “Leases” and Note 14. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(95,679)	$(90,236)
Investing activities	98,020	(126,490)
Financing activities	25,267	69,228

Operating Activities

During the nine months ended September 30, 2022, operating activities used $95.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $135.0 million, impacted by our non-cash net adjustments of $33.7 million primarily consisting of stock-based compensation of $16.2 million, provision for common stock warrants issued to a customer of $9.1 million, depreciation and amortization of $6.1 million, reduction in carrying amount of the ROU assets of $2.1 million and net amortization of investment premium or discount of $0.4 million. The cash used in changes in our operating assets and liabilities of $8.7 million was primarily due to a decrease of $3.8 million in contract liabilities due to the timing of billings and cash received in advance of revenue, an increase of $2.2 million in inventory primarily due to increases in inventory purchases, a decrease in operating lease liabilities of $2.1 million and a decrease of $0.6 million in accrued expenses and other liabilities due to timing of payments. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of $14.3 million which primarily consists of a decrease of $8.0 million in prepaid expenses, a decrease of $3.3 million in contract assets and an increase of $0.3 million in accounts payable.

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

Investing Activities

During the nine months ended September 30, 2022, cash from investing activities was $98.0 million, which consisted primarily of $211.8 million proceeds from sales and maturities of short-term investments, partially offset by cash used to purchase short-term investments of $110.9 million and property, plant and equipment of $2.9 million.

During the nine months ended September 30, 2021, cash used in investing activities was $126.5 million, which was primarily used to purchase short-term investments of $250.0 million, purchase property, plant and equipment of $3.2 million and invest in notes receivable of $0.8 million, partially offset by proceeds from sales and maturities of short-term investments of $127.4 million.

Financing Activities

During the nine months ended September 30, 2022, cash flow provided by financing activities was $25.3 million, which consisted primarily of net proceeds of $26.0 million and $0.8 million, respectively, from sales of our common stock under the ATM offering and ESPP and a $1.5 million payment of transaction costs related to the Business Combination.

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
Interest Rate Risk

As of September 30, 2022, we had cash, cash equivalents and short-term investments of approximately $220.1 million, which are comprised of money market funds, corporate debt securities and commercial paper, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Based on this evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Principal Risk Factors

•We face risks related to our proposed acquisition by Ouster, Inc., including the possibility that the merger agreement will be terminated prior to the completion of the acquisition, diversion of management’s attention, disruption of our relationships with third parties and employees, restrictions on our business activities and potential litigation related to the mergers.

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
Risks Related to Our Proposed Acquisition by Ouster

Our proposed acquisition may be delayed or not occur at all for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the acquisition, which could result in a termination fee being payable by us.

On November 4, 2022, the Company, Ouster, Inc. (“Ouster”), Oban Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Ouster (“Merger Sub I”), and Oban Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Ouster (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub I will be merged with and into Velodyne (the “First Merger”), with Velodyne surviving the First Merger as a direct, wholly owned subsidiary of Ouster (the “Surviving Corporation”), and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II with Merger Sub II surviving as a direct, wholly owned subsidiary of Ouster (the “Second Merger”, and together with the First Merger, the “Mergers”). Upon the consummation of the First Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into and represent the right to receive 0.8204 validly issued, fully paid and non-assessable shares of Ouster common stock, par value $0.0001 per share. Consummation of the Mergers is subject to customary closing conditions, including, among others, the approval by the Company’s stockholders of the Merger, approval by Ouster’s stockholders of the issuance of shares of Ouster common stock in connection with the First Merger, and certain regulatory approvals.

Completion of the Mergers is subject to customary closing conditions, including (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable), (iii) the effectiveness of a registration statement on Form S-4 registering the shares of Ouster common stock to be issued in connection with the Mergers, (iv) the receipt of requisite stockholder approvals, (v) the shares of Ouster common stock issuable to the stockholders of the Company in connection with the First Merger being approved for listing on the New York Stock Exchange, and (vi) the receipt by each party of a closing tax opinion. Many of the conditions to completion of the Mergers are not within either our or Ouster’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). The Merger Agreement contains customary mutual termination rights for us and Ouster, including if the Merger is not completed by May 4, 2023 (subject to automatic extension to August 3, 2023 to the extent the regulatory closing conditions remain outstanding).

The Merger Agreement also contains customary termination rights for the benefit of each party, including (i) if the board of directors of the other party changes its recommendation, (ii) if the board of directors of the other party authorizes entry into a definitive agreement relating to a superior proposal, and (iii) if the other party breaches its representations, warranties or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods).

In light of the foregoing, the Mergers may not be completed or may not be completed as quickly as expected.

Failure to complete the Mergers could adversely affect our business and the market price of our common stock in a number of ways, including:

•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Mergers will be consummated;

•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including termination by us to accept a superior proposal), we would be required to pay Ouster a termination fee of $7.0 million;

•The customer sales process (including design wins) may be disrupted by customer and sales person uncertainty over when or if the merger will be consummated;

•Our customers and suppliers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger;

•some costs related to the Mergers must be paid whether or not the Mergers are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management’s attention and other resources towards the Mergers, for which we will have received little or no benefit if completion of the Mergers does not occur; and

•failure to consummate the Mergers may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.

The announcement and pendency of the Mergers may result in disruptions to our business, and the Mergers could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Mergers, which may have a negative impact on our ongoing business. Uncertainty regarding the outcome of the Mergers and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Mergers could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Mergers may also result in negative publicity and a negative impression of us in the financial markets, and may result in potential litigation against us and our directors and officers. Such litigation may be distracting to management, may require us to incur significant costs and could result in the Mergers being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Mergers from becoming effective. The pursuit of the Mergers may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may divert management’s time and attention from the day to day operations of our business and ethe execution of our other strategic initiatives, which could adversely affect our financial results. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

While the Merger Agreement is in effect, we are subject to certain interim covenants regarding the operation of our business.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the First Merger. The Merger Agreement also subjects us to customary interim operating covenants that restrict us, without Ouster’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions pending the consummation of the First Merger or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the First Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition.

After the First Merger, our stockholders will have a significantly lower ownership and voting interest in Ouster than they currently have in the Company and will exercise less influence over management of Ouster.

The Company and Ouster estimate that, as of immediately following completion of the First Merger, holders of Company common stock immediately prior to the completion of the First Merger will hold approximately 50% of the combined company. Consequently, former Company stockholders will have less influence over the management and policies of Ouster than they currently have over the management and policies of the Company.

After completion of the Mergers, the combined company may fail to realize the anticipated benefits and cost savings of the Mergers, which could adversely affect the value of the combined company’s common stock.

The success of the Mergers will depend, in part, on Ouster’s ability to realize the anticipated benefits and cost savings from combining the businesses of Ouster and the Company. The anticipated benefits and cost savings of the Mergers may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. The integration process may, for us and Ouster, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Mergers that were not discovered in the course of performing due diligence.

Additionally, the integration will require significant time and focus from management following the acquisition which may disrupt the business and operations of the combined company.

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
These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Although we generated net income of $15.8 million for 2017, we have incurred net losses in the past, including net losses of $135.0 million for the nine months ended September 30, 2022, $212.2 million for 2021 and $149.9 million for 2020. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our lidar products, if certain automotive OEMs or other market participants change their autonomous vehicle technology, failure of our customers to commercialize autonomous systems that include our smart vision solutions, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

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

Our transition to an outsourced manufacturing business model may not be successful or may encounter delays, which could cause us to incur additional costs, harm our ability to deliver products and recognize revenue.

We are transitioning from a manufacturing model in which we primarily manufactured and assembled our products at our California location, to one where we will work with a low-cost manufacturing partner in Thailand, which we currently expect to complete by mid-2023. If we are unable to meet this timeline, we will incur additional costs and potential delays in delivering products.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. For example, we have experienced capacity constraints as we worked with our third-party manufacturers to overcome component constraints in the supply chain and increase production, and as a result of the semiconductor shortage, we expect this trend to continue in the near term. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. The COVID-19 pandemic has caused interruptions in our manufacturing operations and production delays. For example, our personnel have been delayed in travel to Thailand to meet with a key manufacturing partner. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

While our lidar-based smart vision solutions can be applied to different use cases across end markets, approximately 38% of our revenue during the nine months ended September 30, 2022, 34% and 57% of our revenue for 2021 and 2020, respectively, was generated from automotive applications. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies such as radar and cameras to our offering to, for example, address lidar’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of technology, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if lidar products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis, and that mass market adoption of autonomous technology may lag behind these initial applications significantly. The speed of market growth for ADAS or autonomous vehicles is difficult if not impossible to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. By the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of autonomous driving systems or ADAS, automotive OEMs, regulators and safety organizations or other market participants by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture and commercialize new products and enhance existing products. Our research and development expenses were $57.0 million during the nine months ended September 30, 2022, $77.9 million and $88.1 million during 2021 and 2020, respectively, and are likely to grow in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our results to operations in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of large customers with strong purchasing power. In the nine months ended September 30, 2022, year 2021 and 2020, our top 20 customers represented 100%, 79% and 81% of our revenue, respectively. There were three, two and two customers that each accounted for more than 10% of our revenue in the nine months ended September 30, 2022, year 2021 and 2020, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to design in our products or award us new business) could have a material adverse effect on our business.

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

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 86%, 65% and 66% of our revenue during the nine months ended September 30, 2022, year 2021 and 2020, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•Exchange rate fluctuations.
•Political and economic instability (including an outbreak or escalation of a regional conflict, such as the current situation in Ukraine), international terrorism and anti-American sentiment, particularly in emerging markets.
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

As of December 31, 2021, we had $367.3 million of U.S. federal and $107.2 million of state net operating loss carryforwards available to reduce future taxable income, which will be carried forward indefinitely for U.S. federal tax purposes and will expire beginning in 2028 through 2039 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an analysis and determined that the Business Combination did not result in an “ownership change” for purposes of Section 382 and Section 383 of the Code. We adopted a tax benefits preservation plan in the period ended September 30, 2022. However, we cannot make assurances that the plan will be successful in delaying or preventing an “ownership” change from occurring in the future.

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

We had approximately 232.7 million shares of common stock outstanding as of September 30, 2022, and there may be a large number of shares of common stock sold in the market. The shares held by our public stockholders are freely tradable, and the shares of common stock held by other investors are also freely tradable, subject to compliance with Rule 144 under the Securities Act. In addition, from March 3, 2022 through March 11, 2022, David Hall sold 45.8 million shares of common stock and then from June 9 through July 1, 2022, David Hall and Marta Hall collectively sold 19.1 million shares of common stock, in each instance, creating significant downward pressure on our stock. Also there are an additional up to 39,594,032 shares issuable upon exercise of a warrant held by Amazon, which will be registered for resale. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock. If the market price of our common stock declines for any reason, including due to resales of shares of our common stock in the open market, it is possible that we may become subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Amazon controls warrants to purchase a significant portion of our outstanding common stock, and they may in the future be able to influence the Company’s corporate decisions, including a change of control.

We have agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 39,784,213 shares of our common stock at an exercise price of $4.16 per share, representing 17.1% of our outstanding common stock as of September 30, 2022, none of which are currently vested. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to further antidilution adjustments.

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

If the price of our common stock exceeds $18.00 per share for a specified period of time, we may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their public warrants worthless.

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

As of September 30, 2022, we had outstanding publicly traded warrants exercisable for 4,480,425 shares of common stock at $11.50 per share. In addition, as of September 30, 2022, Amazon had an outstanding warrant exercisable for up to 39,784,213 shares of common stock at $4.16 per share, none of which are currently vested. To the extent the trading price of our common stock exceeds the exercise price, the shares of our common stock issued upon exercise of any of our warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

On April 11, 2022, David Hall, our former Chairman and CEO, filed a preliminary proxy statement to solicit proxies in favor of the election of three director candidates, including Mr. Hall and his wife, Marta Hall, to our board of directors at our 2022 annual meeting of stockholders. On April 21, 2022, Ms. Hall resigned from our Board, and on April 25, 2022, Mr. Hall withdrew from the proxy contest. Furthermore, as of July 1, 2022, Mr. Hall and Ms. Hall reported that they had sold substantially all of their shares in the Company. Responding to these actions by Mr. Hall was, and responding to similar actions by other activist stockholders in the future will be, costly and time-consuming, disruptive to our operations and diverts the attention of management, our board of directors and our employees. Any contested election with respect to the Company's directors will require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist shareholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

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

The continued listing requirements in Nasdaq Marketplace Rule 5550(a)(2) requires issuers to maintain a minimum bid price of at least $1.00 per share. If we fail to maintain a minimum closing bid price of $1.00 for 30 consecutive trading days, Nasdaq will issue a noncompliance notice. The trading price of our common stock has closed below $1.00 for 21 days in a row as of November 4, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in our Current Report on Form 8-K dated February 4, 2022, we have agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant to acquire up to an aggregate of 39,594,032 shares of our common stock at an exercise price of $4.18 per share. The exercise price and the warrant shares issuable upon exercise of the warrant are subject to customary antidilution adjustments. Following stock sales under our ATM offering, during the quarter ended September 30, 2022, the antidilution adjustments provided Amazon with warrants to acquire an additional 190,181 shares, for an aggregate of 39,784,213 shares at an exercise price of $4.16 per share.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
10.1*	Executive Employment Agreement by and between Velodyne, Inc. and Mark Weinswig, dated May 3, 2022.
10.2*	Executive Severance Agreement by and between Velodyne, Inc. and Mark Weinswig, dated May 3, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL.

* Indicates a management contract or compensatory plan or arrangement.

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

Date:	November 8, 2022	VELODYNE LIDAR, INC.

/s/ Theodore L. Tewksbury

Theodore L. Tewksbury
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark Weinswig

Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)